Form 10-Q
period 2019-12-31
Cerence Inc.
filed 2020-02-13
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39030

CERENCE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4719946
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Wayside Road Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 362-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRNC	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of February 7, 2020, the registrant had 36,438,513 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence” or the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the highly competitive and rapidly changing market in which we operate;
•	adverse conditions in the automotive industry or the global economy more generally;
•	our strategy to increase cloud services and fluctuations in our operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	transition difficulties with our first senior management team;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive corrections or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019 and elsewhere in this Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2019

COMBINED STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 2018

(Dollars in thousands, except share and per share data)

(unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues:
License	$40,767	$44,002
Connected services	23,021	17,255
Professional services	13,671	11,227
Total revenues	77,459	72,484
Cost of revenues:
License	681	340
Connected services	8,675	11,229
Professional services	14,491	10,463
Amortization of intangible assets	2,087	2,175
Total cost of revenues	25,934	24,207
Gross profit	51,525	48,277
Operating expenses:
Research and development	23,511	23,808
Sales and marketing	7,943	9,445
General and administrative	11,483	5,721
Amortization of intangible assets	3,131	3,132
Restructuring and other costs, net	7,554	3,127
Acquisition-related costs	—	235
Total operating expenses	53,622	45,468
(Loss) income from operations	(2,097)	2,809
Interest income	281	—
Interest expense	(6,798)	—
Other income (expense), net	(146)	(16)
(Loss) income before income taxes	(8,760)	2,793
Provision for income taxes	3,002	538
Net (loss) income	$(11,762)	$2,255
Net (loss) income per share:
Basic	$(0.33)	$0.06
Diluted	$(0.33)	$0.06
Weighted-average common share outstanding:
Basic	35,995,355	36,391,445
Diluted	35,995,355	36,391,445

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS FOR THREE MONTHS ENDED DECEMBER 31, 2019

COMBINED STATEMENT OF COMPREHENSIVE LOSS FOR THREE MONTHS ENDED DECEMBER 31, 2018

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2019	2018
Net (loss) income	$(11,762)	$2,255
Other comprehensive income (loss):
Foreign currency translation adjustments	4,904	(3,707)
Pension adjustments	926	322
Total other comprehensive income (loss)	5,830	(3,385)
Comprehensive loss	$(5,932)	$(1,130)

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2019 (UNAUDITED)

COMBINED BALANCE SHEET AS OF SEPTEMBER 30, 2019

(Dollars in thousands, except share data)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$113,396	$-
Accounts receivable, net of allowances of $881 and $865 at December 31, 2019 and September 30, 2019, respectively	64,928	65,787
Deferred costs	6,915	9,195
Prepaid expenses and other current assets	35,630	17,343
Total current assets	220,869	92,325
Property and equipment, net	24,070	20,113
Deferred costs	36,052	32,428
Operating lease right of use assets	19,681	—
Goodwill	1,122,865	1,119,329
Intangible assets, net	60,713	65,561
Deferred tax assets	164,027	150,629
Other assets	13,650	3,444
Total assets	$1,661,927	$1,483,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,242	$16,687
Deferred revenue	113,820	88,233
Short-term operating lease liabilities	4,986	—
Short-term debt	9,396	—
Accrued expenses and other current liabilities	51,033	24,194
Total current liabilities	194,477	129,114
Long-term debt	239,026	—
Deferred revenue, net of current portion	245,883	265,051
Long-term operating lease liabilities	17,040	—
Other liabilities	39,286	21,536
Total liabilities	735,712	415,701
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, 600,000,000 shares authorized as of December 31, 2019; 36,403,284 shares issued and outstanding as of December 31, 2019	364	—
Net parent investment	-	1,097,127
Accumulated other comprehensive loss	(7,441)	(28,999)
Additional paid-in capital	945,054	—
Accumulated deficit	(11,762)	—
Total stockholders' equity	926,215	1,068,128
Total liabilities and stockholders' equity	$1,661,927	$1,483,829

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY

(Dollars in thousands)

(unaudited)

Three Months Ended December 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net (loss) income	-	-	-	(11,762)	-	-	(11,762)
Other comprehensive income	-	-	-	-	-	5,830	5,830
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Stock issued pursuant to employee stock plans	12	0	(141)	-	-	-	(141)
Stock-based compensation	-	-	5,685	-	-	-	5,685
Balance at December 31, 2019	36,403	$364	$945,054	$(11,762)	$—	$(7,441)	$926,215

Three Months Ended December 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2018 (As reported, ASC 605)	-	$-	$-	$-	$1,017,276	$(23,957)	$993,319
Accumulated adjustment related to the adoption of ASC 606	-	-	-	-	4,735	-	4,735
Net income	-	-	-	-	2,255	-	2,255
Other comprehensive loss	-	-	-	-	-	(3,385)	(3,385)
Net transfer to Parent	-	-	-	-	-	-	—
Balance at December 31, 2018	-	$—	$—	$—	$1,024,266	$(27,342)	$996,924

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED DECEMBER 31, 2019

COMBINED STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED DECEMBER 31, 2018

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(11,762)	$2,255
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	7,359	7,346
Stock-based compensation	8,969	6,574
Non-cash interest expense	1,332	—
Deferred tax benefit	(4,928)	(1,986)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,691	(7,878)
Prepaid expenses and other assets	(18,193)	6,777
Deferred costs	(192)	7
Accounts payable	905	(883)
Accrued expenses and other liabilities	22,210	1,117
Deferred revenue	2,065	3,371
Net cash provided by operating activities	9,456	16,700
Cash flows from investing activities:
Capital expenditures	(3,612)	(498)
Net cash used in investing activities	(3,612)	(498)
Cash flows from financing activities:
Net transaction with Parent	11,384	(16,202)
Distribution to Parent	(152,978)	—
Proceeds from long-term debt, net of discount	249,705	—
Payments for long-term debt issuance costs	(515)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(141)	—
Principal payment of lease liabilities arising from a finance lease	(55)	—
Net cash provided by (used in) financing activities	107,400	(16,202)
Effects of exchange rate changes on cash and cash equivalents	152	—
Net change in cash and cash equivalents	113,396	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$113,396	$—
Supplemental information:
Cash paid for income taxes	$1,472	$2,899
Cash paid for interest	$3,676	$-

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

Notes to Consolidated and Combined Financial Statements

Note 1. Business Overview

History

On October 1, 2019, or the “Distribution Date”, Nuance Communications, Inc., or “Nuance”, a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (which we refer to as the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (which we refer to as the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

Business

Cerence Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company” or “Cerence”) is a global, premier provider of AI-powered assistants and innovations for connected and autonomous vehicles. Our customers include all major automobile original equipment manufacturers, or OEMs, or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects.

Note 2. Significant Accounting Policies

Principals of Consolidation

Fiscal 2020

The accompanying unaudited consolidated financial statements include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal 2019

All prior period information is presented on a combined basis. The combined financial statements have been derived from Nuance’s historical accounting records and are presented on a “carve-out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business. As a direct ownership relationship did not exist among all the various business units comprising the Cerence business, Nuance’s investment in the Cerence business is shown in lieu of stockholder’s equity in the combined financial statements.

The Combined Statements of Operations include all revenues and costs directly attributable to Cerence as well as an allocation of expenses related to functions and services performed by centralized parent organizations. These corporate expenses have been allocated to the Cerence business based on direct usage or benefit, where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, number of transactions or other measures as determined appropriate. The Combined Statements of Cash Flows present these corporate expenses that are cash in nature as cash flows from operating activities, as this is the nature of these costs for Nuance. Non-cash expenses allocated from Nuance include corporate depreciation and amortization and stock-based compensation included as add-back adjustments to reconcile net income to net cash provided by operations. Current and deferred income taxes and related tax expense have been determined based on the standalone results of the Cerence business by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to the Cerence business’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).

The combined financial statements include the allocation of certain assets and liabilities that have historically been held at the Nuance corporate level or by shared entities but which are specifically identifiable or allocable to the Cerence business. These shared assets and liabilities have been allocated to the Cerence business on the basis of direct usage when identifiable, or allocated on a pro rata basis of revenue, headcount or other systematic measures that reflect utilization of the services provided to or benefits received by Cerence. Nuance uses a centralized approach to cash management and financing its operations. Accordingly, none of the cash, cash equivalents, marketable securities, foreign currency hedges or debt and related interest expense has been allocated to the Cerence business in the combined financial statements. Nuance’s short and long-term debt has not been pushed down to the Cerence business’s combined financial statements because the Cerence business is not the legal obligor of the debt and Nuance’s borrowings were not directly attributable to the Cerence business.

Transactions between Nuance and the Cerence business are considered to be effectively settled in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as net parent investment. All of the allocations and estimates in the combined financial statements are based on assumptions that management believes are reasonable.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2020. These unaudited interim consolidated financial statements should be read in conjunction with the audited combined financial statements and notes contained in our Annual Report on Form 10-K for the year ended September 30, 2019.

Use of Estimates

The financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates.

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

Recently Adopted Accounting Standards

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

We adopted the new standard effective October 1, 2019 under the modified retrospective transition approach. Results for reporting periods beginning after October 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. We elected the package of practical expedients permitted under the transition guidance. The new standard does not have a material impact on our consolidated statement of operations and cash flows. Approximately $2.2 million of deferred rent balances were reclassified against the costs of the right of use assets. The effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of October 1, 2019 is immaterial.

The following tables summarize the impact of adopting ASC 842 on the consolidated balance sheet as of October 1, 2019 (dollars in thousands):

	As of October 1, 2019
	As Previously Reported	Impact of Adoption of Topic ASC 842	As Adjusted
Assets:
Operating lease right of use assets	$—	$19,594	$19,594

Liabilities:
Current liabilities:
Short-term operating lease liabilities	$—	$4,863	$4,863
Accrued expenses and other current liabilities	24,194	(1,465)	22,729
Long-term operating lease liabilities	-	16,883	16,883
Other liabilities	$21,536	$(687)	$20,849

Equity:
Net parent investment	$1,097,127	$-	$1,097,127

Other Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

Note 3. Revenue Recognition

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

(c) Disaggregated Revenue

Through the evaluation of the discrete financial information that is reviewed by the chief operating decision maker (our chief executive officer), we have determined that we have one reportable segment.

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Revenues:
United States	$35,041	$38,064
Other Americas	8	354
Germany	20,217	13,716
Other Europe, Middle East and Africa	4,597	4,784
Japan	11,411	9,753
Other Asia-Pacific	6,185	5,813
Total net revenues	$77,459	$72,484

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to one customer accounted for $18.0 million, or 23.2% of revenue for the three months ended December 31, 2019. Two customers accounted for $13.5 million, or 18.7%, and $8.1 million, or 11.2% of revenue for the three months ended December 31, 2018.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of December 31, 2019, we had $2.1 million of contract acquisition costs. We had amortization expense of $0.2 million related to these costs during the three months ended December 31, 2019. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and five years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of December 31, 2019, we had $43.0 million of capitalized contract costs.

We had amortization expense of $2.7 million related to these costs during the three months ended December 31, 2019. There was no impairment related to contract costs capitalized

(f) Trade Accounts Receivable and Contract Balances

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2019	$9,219
Revenues recognized but not billed	19,524
Amounts reclassified to accounts receivable, net	(5,765)
Balance as of December 31, 2019	$22,978

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2019	$353,284
Amounts billed but not recognized	31,663
Revenue recognized	(25,244)
Balance as of December 31, 2019	$359,703

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2019 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$156,695	$155,875	$98,423	$410,993

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units are reflected in diluted net income per share by applying the treasury stock method. Due to the net loss recognized for the three months ended December 31, 2019, there were no dilutive shares. There were no Cerence equity awards outstanding prior to the Spin-Off, thus the computation of basic and diluted earnings per common share (EPS) for all prior periods disclosed was calculated using the shares issued in connection with the Spin-Off  totaling 36.4 million shares.

The numerator for both basic and diluted EPS is net (loss) income.

The following is a reconciliation of basic shares to diluted shares:

	December 31,
in thousands	2019	2018
Basic shares	35,995	36,391
Effect of dilutive shares	—	—
Diluted shares	35,995	36,391

Note 5. Goodwill and Other Intangible Assets

(a) Goodwill

The changes in the carrying amount of goodwill as of December 31, 2019 are as follows (dollars in thousands):

Total
Balance as of October 1, 2019	$1,119,329
Acquisitions	—
Effect of foreign currency translation	3,536
Balance as of December 31, 2019	$1,122,865

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,863	$(65,369)	$43,494	3.7
Technology and patents	90,174	(72,955)	17,219	2.3
Total	$199,037	$(138,324)	$60,713

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,783	$(58,568)	$46,215	4.0
Technology and patents	116,757	(97,411)	19,346	2.5
Total	$221,540	$(155,979)	$65,561

Amortization expense related to intangible assets in the aggregate was $5.2 million and $5.3 million for the three months ended December 31, 2019 and 2018, respectively. We expect amortization of intangible assets to be $15.5 million for the remainder of 2020.

Note 6. Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. As part of our acquisition of Voicebox Technologies, or Voicebox, we assumed certain leases for various equipment, which we have accounted for as finance leases. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right of use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (in months):
Operating leases	59.7
Finance leases	1.0
Weighted-average discount rate:
Operating leases	8.0%
Finance leases	10.6%

The following table presents the lease-related assets and liabilities reported in the consolidated balance sheet as of December 31, 2019 (in thousands):

	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right of use assets	$19,681
Finance lease assets	Property and equipment, net	253
Total lease assets		$19,934

Liabilities
Current
Operating	Short-term operating lease liabilities	$4,986
Finance	Accrued expenses and other current liabilities	12
Noncurrent
Operating	Long-term operating lease liabilities	$17,040
Finance	Other liabilities	—
Total lease liability		$22,038

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within research and development, marketing and selling, and general and administrative lines on the consolidated statements of operations. For financing leases, amortization of the finance right-of-use assets is included within research and development, marketing and selling, and general and administrative lines on the consolidated statements of operations, and interest expense is included within the other income (expense), net.

The following table presents lease expense for the three months ended December 31, 2019 (in thousands):

Three months ended December 31, 2019
Finance lease costs:
Amortization of right-of-use asset	$36
Interest on lease liability	-
Operating lease cost	1,890
Short-term lease cost	-
Variable lease cost	309
Sublease income	(55)
Total lease cost	$2,180

For operating leases, the related cash payments are included in the operating cash flows on the consolidated statements of cash flows. For the three months ended December 31, 2019, cash payments related to operating leases were $1.7 million. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the consolidated statement of cash flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the consolidated statement of cash flows. For the three months ended December 31, 2019, cash payments related to financing leases were $0.1 million, of which an immaterial amount related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of December 31, 2019 (in thousands):

Year Ending September 30,	Operating Leases	Financing Leases
2020 (excluding three months ended December 31, 2019)	$5,003	$12
2021	5,862	—
2022	4,934	—
2023	3,681	—
2024	3,380	—
Thereafter	4,113	—
Total future minimum lease payments	$26,973	$12
Less effects of discounting	(4,947)	—
Total lease liabilities	$22,026	$12
Reported as of December 31, 2019
Short-term lease liabilities	$4,986	$12
Long-term lease liabilities	17,040	—
Total lease liabilities	$22,026	$12

The future minimum lease commitments under non-cancelable leases at September 30, 2019 were as follows (in thousands):

Year Ending September 30,
2020	$6,323
2021	5,421
2022	4,493
2023	3,237
2024	2,922
Thereafter	4,039
Total	$26,435

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2019	September 30, 2019
Compensation	$19,876	$13,031
Cost of revenue related liabilities	4,000	1,668
Sales and other taxes payable	13,443	219
Professional fees	4,948	3,863
Facilities related liabilities	59	273
Other	8,707	5,140
Total	$51,033	$24,194

Note 8. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2019 (dollars in thousands):

	Personnel	Facilities	Separation	Total
Balance at October 1, 2019	$489	$26	$3,876	$4,391
Restructuring and other costs, net	360	—	7,194	7,554
Cash payments	(201)	(5)	(3,004)	(3,210)
Foreign exchange impact on ending balance	8	1	—	9
Balance at December 31, 2019	$656	$22	$8,066	$8,744

	Three Months Ended December 31,
	2019				2018
	Personnel	Facilities	Separation	Total	Personnel	Facilities	Separation	Total
Restructuring charges	$360	$—	$7,194	$7,554	$(663)	$2,055	$1,735	$3,127

For the three months ended December 31, 2019, we recorded restructuring charges of $7.6 million, which included a $0.4 million severance charge related to the elimination of personnel, and $7.2 million related to costs incurred to establish the Cerence business as a standalone public company.

For the three months ended December 31, 2018, we recorded restructuring charges of $3.1 million, which included a $0.7 million severance charge reversal related to the elimination of personnel across multiple functions, $2.1 million primarily resulting from the restructuring of facilities that will no longer be utilized, and $1.7 million related to professional services fees incurred to establish the Cerence business as a standalone public company.

Note 9. Stockholder’s Equity

Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or Preferred Stock, and 560,000,000 shares of Common Stock, par value $0.01 per share, or Common Stock.

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan, or Equity Incentive Plan, and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan, or the ESPP.

The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. Awards issued under the Plan may not have a term greater than ten years from the date of grant.

In connection with the Spin-Off from Nuance, all outstanding Nuance restricted stock units and performance stock units held by Cerence employees were cancelled, and Cerence regranted such employees economically equivalent restricted stock units of Cerence. 1,208,931 restricted stock units were issued by Cerence in connection with the Spin-Off.

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2019 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2019	—	—	—	$—
Granted	2,668,702	768,192	3,436,894	$16.19
Vested	(21,022)	—	(21,022)	$17.74
Forfeited	(10,004)	—	(10,004)	$17.74
Non-vested at December 31, 2019	2,637,676	768,192	3,405,868	$16.18	1.48	$77,063
Expected to vest			3,405,868	$16.18	1.48	$77,063

Stock-based Compensation

Stock-based compensation was included in the following captions in our consolidated statements of operations for the three months ended December 31, 2019 and combined statement of operations for the three months ended December 31, 2018 (in thousands):

	Three Months Ended December 31,
	2019	2018
Cost of licensing	$—	$5
Cost of connected services	352	128
Cost of professional services	871	247
Research and development	2,975	3,454
Sales and marketing	1,590	1,468
General and administrative	3,181	1,272
	$8,969	$6,574

Note 10. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2019, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

Guarantees and Other

We include indemnification provisions in the contracts we enter with customers and business partners. Generally, these provisions require us to defend claims arising out of our products’ infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In most, but not all cases, our total liability under such provisions is limited to either the value of the contract or a specified, agreed-upon amount. In some cases, our total liability under such provisions is unlimited. In many, but not all cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments we could be required to make under all the indemnification provisions is unlimited, we believe the estimated fair value of these provisions is minimal due to the low frequency with which these provisions have been triggered.

We indemnify our directors and officers to the fullest extent permitted by Delaware law, which provides among other things, indemnification to directors and officers for expenses, judgments, fines, penalties and settlement amounts incurred by such persons in their capacity as a director or officer of the Company, regardless of whether the individual is serving in any such capacity at the time the liability or expense is incurred. Additionally, in connection with certain acquisitions, we agreed to indemnify the former officers and members of the boards of directors of those companies, on similar terms as described above, for a period of six years from the acquisition date. In certain cases, we purchase director and officer insurance policies related to these obligations, which fully cover the six-year period. To the extent that we do not purchase a director and officer insurance policy for the full period of any contractual indemnification, and such directors and officers do not have coverage under separate insurance policies, we would be required to pay for costs incurred, if any, as described above.

Note 11. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Domestic	$(7,128)	$(2,069)
Foreign	(1,632)	4,862
(Loss) income before income taxes	$(8,760)	$2,793

The components of provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Domestic	$(3,218)	$(491)
Foreign	6,220	1,029
Provision for income taxes	$3,002	$538
Effective income tax rate	(34.3)%	19.3%

The effective tax rates were estimated based upon estimated income for the year, and the composition of the income in different countries. Our aggregate income tax rate in foreign jurisdictions is lower than our income tax rate in the United States. Our effective tax rate may be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates.

Our effective income tax rate was (34.3)% for the three months ended December 31, 2019, compared to 19.3% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax laws changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of  21.0% primarily due to our earnings in foreign jurisdictions.

Note 12. Long Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2019	September 30, 2019
Senior Facilities, net of unamortized debt issuance costs and discount of $21,578 at December 31, 2019	$248,422	$—
Less: current portion	9,396	—
Total long-term debt	$239,026	$—

The following table summarizes the maturities of our borrowing obligations as of December 31, 2019 (in thousands):

Fiscal Year	Senior Facilities
2020	$7,047
2021	9,396
2022	27,000
2023	27,000
2024	199,557
Thereafter	—
Total before unamortized discount	270,000
Less: unamortized discount and issuance costs	21,578
Less: current portion of long-term debt	9,396
Total long-term debt	$239,026

Senior Facilities

On October 1, 2019, in connection with the Spin-Off, Cerence entered into a Credit Agreement, by and among Cerence, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Credit Agreement”) consisting of a five-year senior secured term loan facility in the aggregate principal amount of $270.0 million, which was primarily intended to finance a cash distribution of approximately $153.0 million to Nuance and provide approximately $110.0 million initial support for the cash flow needs of the Cerence business. We also entered into a 54-month senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2019, there were no amounts outstanding under the revolving credit facility.

Cerence’s obligations under the Credit Agreement are jointly and severally guaranteed by certain of our existing and future direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions customary for financings of this type. All obligations are secured by substantially all of our tangible and intangible personal property and material real property, including a perfected first-priority pledge of all (or, in the case of foreign subsidiaries or subsidiaries (“FSHCO”) that own no material assets other than equity interests in foreign subsidiaries that are “controlled foreign corporations” or other FSHCOs, 65%) of the equity securities of our subsidiaries held by any loan party, subject to certain customary exceptions and limitations.

Cerence is obligated to make quarterly principal payments on the last business day of each quarter in an aggregate annual amount equal to 3.5% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments will commence on March 31, 2020. Interest accrues on outstanding borrowings under the Senior Facilities at a rate of either a base rate (as defined in the Credit Agreement) plus 5.00% or a LIBOR rate (as defined in the Credit Agreement) plus 6.00%. Interest payments with respect to the Senior Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. Total interest expense for the three months ended December 31, 2019 was $6.8 million, reflecting the coupon and accretion of the discount.

Borrowings under the Credit Agreement are prepayable at Cerence’s option without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction for the term loan facility in the first six months after the closing date. Cerence may request to extend the maturity date of all or a portion of the Senior Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that Cerence incurs certain types of indebtedness or receives net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or generates positive excess cash flow, in each case subject to terms and conditions customary for financings of this type.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains a financial covenant requiring the maintenance of a net first lien leverage ratio of not greater than 6.00 to 1.00. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2019, we were in compliance with the Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Consolidated and Combined Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission, or SEC, on December 19, 2019. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, as updated by this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2019 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Basis of Presentation

Fiscal 2020

The accompanying unaudited consolidated financial statements at and for the three months ended December 31, 2019 include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal 2019

All prior period information is presented on a combined basis. The accompanying combined financial statements at and for the three months ended December 31, 2018 have been derived from Nuance’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business.

Cerence was spun off from Nuance, a leading provider of speech and language solutions for businesses and consumers around the world. The preparation of these financial statements required considerable judgment and reflect significant assumptions and allocations that we believe are reasonable. The prior period financial statements reflect the combined historical results of operations, financial position, and cash flows of the Cerence business in conformity with GAAP. The combined financial statements include certain assets and liabilities that have historically been held at the corporate level of Nuance, but are allocable to Cerence. Nuance provided certain services such as legal, accounting, information technology, human resources, treasury and other infrastructure support on our behalf. The cost of these services has been allocated to us based on various financial measures that we determined to most closely align with each service.

Following our Spin-Off, we incurred expenditures relating to the start-up of our own standalone corporate functions and information technology systems, reorganizing and hiring new employees, and other transactional related costs. We are also publicly traded on Nasdaq, which requires us to incur costs to establish public company functions such as internal audit, corporate treasury, and investor relations. Additionally, we incurred costs for Nasdaq listing fees, compensation of our newly-formed Board, public company insurance, external audit, and external legal counsel.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended December 31, 2019 as compared to the three months ended December 31, 2018:

•	Total revenue increased by $5.0 million, or 6.9%, to $77.5 million from $72.5 million.
•	Operating margin decreased 6.6 percentage points to (2.7)% from 3.9%.
•	Cash provided by operating activities decreased by $7.2 million to $9.5 million.

Operating Results

The following table shows the consolidated statement of operations for the three months ended December 31, 2019 and the combined statement of operations for the three months ended December 31, 2018 (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Revenue:
License	$40,767	$44,002
Connected services	23,021	17,255
Professional services	13,671	11,227
Total revenues	77,459	72,484
Cost of Revenue:
License	681	340
Connected services	8,675	11,229
Professional services	14,491	10,463
Amortization of intangibles	2,087	2,175
Total cost of revenues	25,934	24,207
Gross Profit	51,525	48,277
Operating Expenses:
Research and development	23,511	23,808
Sales and marketing	7,943	9,445
General and administrative	11,483	5,721
Amortization of intangible assets	3,131	3,132
Restructuring and other costs, net	7,554	3,127
Acquisition-related costs	—	235
Total operating expenses	53,622	45,468
(Loss) income from operations	(2,097)	2,809
Interest income	281	—
Interest expense	(6,798)	—
Other income (expense), net	(146)	(16)
(Loss) income before income taxes	(8,760)	2,793
Provision for income taxes	3,002	538
Net (loss) income	$(11,762)	$2,255

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

Restructuring costs are costs related to reorganizing various business units, including costs associated with employee severance, closing and opening facilities, terminating contracts, and separation costs related to establishing the Cerence business as a standalone public company.

Acquisition-related costs include transition and integration costs, professional service fees, and fair value adjustments related to business and asset acquisitions, including potential acquisitions.

Total other expense, net consists primarily of foreign exchange gains (losses) and interest expense related to the Senior Facilities entered into on October 1, 2019.

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,				% Change
	2019	% of Total	2018	% of Total	2019 vs. 2018
License	$40,767	53%	$44,002	61%	(7)%
Connected services	23,021	30%	17,255	24%	33%
Professional services	13,671	18%	11,227	15%	22%
Total revenues	$77,459		$72,484		7%

Total revenues for the three months ended December 31, 2019 were $77.5 million, an increase of $5.0 million, or 6.9%, from $72.5 million from the three months ended December 31, 2018. This growth was primarily driven by increased demand for our connected and professional solutions.

License Revenue

License revenue for the three months ended December 31, 2019 was $40.8 million, a decrease of $3.2 million, or 7.4%, from $44.0 million for the three months ended December 31, 2018. License revenue decreased primarily due to the composition of licensing royalties recognized during the period. As a percentage of total revenue, license revenue decreased by 8.1 percentage points from 60.7% for the three months ended December 31, 2018 to 52.6% for the three months ended December 31, 2019.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2019 was $23.0 million, an increase of $5.8 million, or 33.4%, from $17.3 million for the three months ended December 31, 2018. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 5.9 percentage points from 23.8% for the three months ended December 31, 2018 to 29.7% for the three months ended December 31, 2019.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2019 was $13.7 million, an increase of $2.4 million, or 21.8%, from $11.2 million for the three months ended December 31, 2018. This increase was primarily driven by demand for the integration and customization services related to our edge software and the timing of services rendered. As a percentage of total revenue, professional services revenue increased by 2.2 percentage points from 15.5% for the three months ended December 31, 2018 to 17.6% for the three months ended December 31, 2019.

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
License	$681	$340	100%
Connected services	8,675	11,229	(23)%
Professional services	14,491	10,463	38%
Amortization of intangibles	2,087	2,175	(4)%
Total cost of revenues	$25,934	$24,207	7%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
License	$40,086	$43,662	(8)%
Connected services	14,346	6,026	138%
Professional services	(820)	764	(207)%
Amortization of intangibles	(2,087)	(2,175)	(4)%
Total gross profit	$51,525	$48,277	7%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Total cost of revenues for the three months ended December 31, 2019 were $25.9 million, an increase of $1.7 million, or 7.1%, from $24.2 million for the three months ended December 31, 2018. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $3.2 million, or 6.7%, from $48.3 million for the three months ended December 31, 2018 to $51.5 million for the three months ended December 31, 2019, which was primarily driven by increased demand for our connected services solutions.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2019 was $0.7 million, an increase of $0.3 million, or 100.3%, from $0.3 million for the three months ended December 31, 2018. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 1.2 percentage points from 1.4% for the three months ended December 31, 2018 to 2.6% for the three months ended December 31, 2019.

License gross profit decreased by $3.6 million, or 8.2%, for the three months ended December 31, 2019 primarily because costs associated with license royalties are minimal.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2019 was $8.7 million, a decrease of $2.6 million, or 22.7%, from $11.2 million for the three months ended December 31, 2018. Cost of connected services revenue decreased primarily as a result of lower labor costs of software delivery services. As a percentage of total cost of revenue, cost of connected service revenue decreased by 12.9 percentage points from 46.4% for the three months ended December 31, 2018 to 33.5% for the three months ended December 31, 2019.

Connected services gross profit increased $8.3 million, or 138.1%, from $6.0 million for the three months ended December 31, 2018 to $14.3 million for the three months ended December 31, 2019, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure and employee costs.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2019 was $14.5 million, an increase of $4.0 million, or 38.5%, from $10.5 million for the three months ended December 31, 2018. Cost of professional services revenue increased primarily due to our investments in professional services staff to meet customer program demands. As a percentage of total cost of revenue, cost of professional services revenue increased by 12.7 percentage points from 43.2% for the three months ended December 31, 2018 to 55.9% for the three months ended December 31, 2019.

Professional services gross profit decreased $1.6 million, or 207.3%, from $0.8 million for the three months ended December 31, 2018 to negative $0.8 million for the three months ended December 31, 2019, which was primarily due to investments in professional services staff.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Research and development	$23,511	$23,808	(1)%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2019 were $23.5 million, a decrease of $0.3 million, or 1.2%, from $23.8 million for the three months ended December 31, 2018. R&D expense decreased primarily as a result of lower overhead costs related to engineering staff and other essential product innovation personnel. As a percentage of total operating expenses, R&D expenses decreased by 8.5 percentage points from 52.4% for the three months ended December 31, 2018 to 43.8% for the three months ended December 31, 2019.

Sales & Marketing Expenses

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Sales and marketing	$7,943	$9,445	(16)%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Sales and marketing expenses for the three months ended December 31, 2019 were $7.9 million, a decrease of $1.5 million, or 15.9%, from $9.4 million for the three months ended December 31, 2018. Sales and marketing expenses decreased primarily as a result of sales quota attainment, which decreased $0.5 million, and marketing staff levels, which decreased $1.0 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 6.0 percentage points from 20.8% for the three months ended December 31, 2018 to 14.8% for the three months ended December 31, 2019.

General & Administrative Expenses

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
General and administrative	$11,483	$5,721	101%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

General and administrative expenses for the three months ended December 31, 2019 were $11.5 million, an increase of $5.8 million, or 100.7%, from $5.7 million for the three months ended December 31, 2018. The increase in general and administrative expenses was primarily attributable to salaries expenses, which increased $5.0 million and software fees, which increased $0.8 million. As a percentage of total operating expenses, general and administrative expenses increased by 8.8 percentage points from 12.6% for the three months ended December 31, 2018 to 21.4% for the three months ended December 31, 2019.

Amortization of Intangible Assets

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Cost of revenues	$2,087	$2,175	(4)%
Operating expense	3,131	3,132	(0)%
Total amortization	$5,218	$5,307	(2)%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Intangible asset amortization for the three months ended December 31, 2019 was $5.2 million, a decrease of $0.1 million, or 1.7%, from $5.3 million for the three months ended December 31, 2018. Amortization expense for acquired technology and patients is included in the cost of revenue in the accompanying consolidated and combined statements of operations. Amortization expense for customer relationships is included in operating expenses in the accompanying consolidated and combined statements of operations. The decrease primarily relates to our amortization of acquired technology and patents during fiscal 2019 which became fully amortized in 2019.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.9 percentage points from 9.0% for the three months ended December 31, 2018 to 8.0% for the three months ended December 31, 2019. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.0 percentage points from 6.9% for the three months ended December 31, 2018 to 5.8% for the three months ended December 31, 2019.

Restructuring and Other Costs, Net

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Restructuring and other costs, net	$7,554	$3,127	142%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Restructuring and other costs, net for the three months ended December 31, 2019 were $7.6 million, an increase of $4.4 million, from $3.1 million for the three months ended December 31, 2018. Restructuring and other costs, net increased primarily due to costs incurred to establish the Cerence business as a standalone public company. As a percentage of total operating expense, restructuring and other costs, net increased by 7.2 percentage points from 6.9% for the three months ended December 31, 2018 to 14.1% for the three months ended December 31, 2019.

Acquisition-related Costs

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Acquisition-related costs	$-	$235	(100)%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

There were no acquisition-related costs for the three months ended December 31, 2019, a decrease of $0.2 million, from $0.2 million for the three months ended December 31, 2018. Acquisition costs in the 2018 period related to integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. We did not have any acquisition activities in the three months ended December 31, 2019. As a percentage of total operating expense, acquisition-related costs decreased by 0.5 percentage points from 0.5% for the three months ended December 31, 2018 to 0.0% for the three months ended December 31, 2019.

Total Other Expense, Net

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Interest income	$281	$-	100%
Interest expense	(6,798)	-	(100)%
Other income (expense), net	(146)	(16)	813%
Total other expense, net	$(6,663)	$(16)	41544%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Total other expense, net for the three months ended December 31, 2019 was expense of $6.7 million, an increase of $6.6 million from $0.0 million for the three months ended December 31, 2018. The increase over the prior fiscal year was primarily due to interest expense related to the Senior Facilities entered into on October 1, 2019. For further information, see “Liquidity and Capital Resources – Senior Facilities” below.

Provision for Income Taxes

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Provision for income taxes	$3,002	$538	458%
Effective income tax rate%	(34.3)%	19.3%

Three Months Ended December 31, 2019 Compared with Three Months Ended December 31, 2018

Our effective income tax rate for the three months ended December 31, 2019 was (34.3)%, compared to 19.3% for the three months ended December 31, 2018. Consequently, our provision for income taxes for the three months ended December 31, 2019 was $3.0 million, a net change of $2.5 million, or 458.0%, from a provision for income taxes of $0.5 million for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the three months ended December 31, 2018 differed from the U.S. federal statutory rate of  21.0% primarily due to our earnings in foreign jurisdictions.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Upon the Distribution, Nuance allocated $110.0 million in cash and cash equivalents to the Cerence business, which was adequate to meet the short-term net working capital needs of our business at the close of the Distribution. More specifically, as of December 31, 2019, net working capital of our business, excluding current deferred revenue and deferred cost, was $133.3 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $113.4 million of cash and cash equivalents as of December 31, 2019, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our revolving credit facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ended September 30, 2020. Should we need to secure additional sources of liquidity, we believe we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future.

Senior Facilities

On October 1, 2019, we incurred substantial indebtedness in the aggregate principal amount of approximately $270.0 million under our Term Loan Facility, which financed the cash distribution to Nuance and provided initial support for the cash flow needs of the Cerence business. We also entered into a $75.0 million Revolving Facility to be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2019, there were no amounts outstanding under the Revolving Facility.

The Revolving Facility matures 54 months after October 1, 2019, with certain extension rights in the discretion of each lender. The Term Loan Facility matures five years after October 1, 2019, with certain extension rights in the discretion of each lender. The Senior Facilities are subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum, or ABR, or (b) an adjusted LIBOR rate, or LIBOR, (which may not be less than 1% per annum), in each case, plus an applicable margin. The applicable margins for the Senior Facilities are 6.00% per annum (for LIBOR loans) and 5.00% per annum (for ABR loans). Accordingly, the interest rates for the Senior Facilities will fluctuate during the term of the credit agreement based on changes in the ABR or LIBOR. Total interest expense for the three months ended December 31, 2019 was $6.8 million, reflecting the coupon and accretion of the discount.

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

The credit agreement contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to designate subsidiaries as unrestricted, to make certain investments, loans, advances, guarantees and acquisitions to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of us and our subsidiaries’ equity interests, to engage in transactions with affiliates or to amend certain material documents. In addition, the credit agreement contains a financial covenant requiring the maintenance of a net first lien leverage ratio of not greater than 6.00 to 1.00. As of December 31, 2019, we were in compliance with the Credit Agreement covenants.

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

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2019 and 2018, as reflected in the unaudited consolidated and combined statement of cash flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$9,456	$16,700	(43)%
Net cash used in investing activities	(3,612)	(498)	625%
Net cash provided by (used in) financing activities	107,400	(16,202)	(763)%
Effect of foreign currency exchange rates on cash and cash equivalents	152	—	(100)%
Net changes in cash and cash equivalents	$113,396	$—	100%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2019 was $9.5 million, a net decrease of $7.2 million, or 43.4%, from net cash provided by operating activities of $16.7 million for the three months ended December 31, 2018. The net decrease in cash provided by operating activities stems from unfavorable changes in working capital, primarily due to the timing of payments, which increased prepaid expenses and other assets by $25.0 million and were partly offset by the increase in accrued expenses and other liabilities by $21.1 million compared to the prior year.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended December 31, 2019 was $3.6 million, an increase in cash used of $3.1 million, or 625.3%, from $0.5 million for the three months ended December 31, 2018. The increase in cash outflows reflects the purchase of property and equipment to support the standalone operations of the Company.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2019 was $107.4 million, a net increase of $123.6 million, from cash used in financing activities of $16.2 million for the three months ended December 31, 2018. The increase in cashflows were the result of proceeds from the Senior Facilities Credit Agreement, partly offset by related debt issuance costs and the distribution paid to Nuance.

Business Acquisitions

Historically, we have made several acquisitions. We approach the market with a focus on our core technologies and acquire companies based on a careful assessment of potential post-acquisition synergies that will help us expand our software platform and connected car services and advance our technologies.

On April 2, 2018, we acquired Voicebox, headquartered in Bellevue, Washington. Voicebox is a provider of conversational artificial intelligence, including voice recognition, natural language understanding, and artificial intelligence services. The aggregate consideration for this transaction was $94.2 million which included $79.8 million paid in cash, net of $6.7 million in cash acquired, a $12.8 million write-off of deferred revenues related to the Cerence business’s pre-existing relationship with Voicebox, and a $1.6 million deferred acquisition payment which will be paid in cash upon the conclusion of an indemnity period in the fiscal year 2019. The transaction was accounted for as a business combination and is included in the accompanying historical Combined Financial Statements beginning on the date of acquisition.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations (dollars in thousands):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	2020	2021 and 2022	2023 and 2024	Thereafter	Total
Senior Facilities	$7,047	$36,396	$226,557	$-	$270,000
Interest payable on Senior Facilities (1)	16,026	39,985	32,193	-	88,204
Operating leases	5,003	10,796	7,061	4,113	26,973
Financing leases	12	-	-	-	12
Total contractual cash obligations	$28,088	$87,177	$265,811	$4,113	$385,189

(1)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of December 31, 2019.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements that may have a material impact on the consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

Our consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies and estimates are those related to revenue recognition, business combinations, goodwill impairment, long-lived assets with definite lives, stock-based compensation, income taxes and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended September 30, 2019 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” and below. There have been no significant changes to the identification of the accounting policies and estimates that are deemed critical.

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

See Note 3 for further discussion of revenue, deferred revenue performance obligations and the timing of revenue recognition.

Leases

We have operating and financing leases for facilities and certain equipment in North America, Europe, and Asia. Our lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. An average incremental borrowing rate of 8% as of October 1, 2019, the adoption date of ASC 842, was used for our operating leases that commenced prior to that date.

See Note 6 for further discussion on our leases.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements To Be Adopted

Refer to Note 2 to the accompanying unaudited consolidated financial statements and combined financial statements for a description of certain issued accounting standards that have been recently adopted and are expected to be adopted by us and may impact our results of operations in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has been related to transactions denominated in the Canadian dollar, Chinese yuan, Euro, Indian rupee, Japanese yen, and Korean won. Based on the nature of the transactions for which our contracts are purchased, a hypothetical 10% change in exchange rates would not have a material impact on the financial position, results of operations or cash flows.

We have the ability to enter into forward exchange contracts to hedge against foreign currency fluctuations when necessary. The Cerence business did not maintain any hedging instruments in any of the historical or interim periods presented in the accompanying combined financial statements.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our indebtedness related to the Senior Facilities. We are subject to interest rate risk because the borrowings under our Senior Facilities are subject to interest rates based on LIBOR. As of December 31, 2019, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Facilities would increase by approximately $3.45 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the effectiveness of internal control. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of our pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 13, 2020	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2020	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)