Form 10-Q
period 2020-03-31
Cerence Inc.
filed 2020-05-08
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 36,495,452 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Form 10-Q, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence” or the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	our employees represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	the highly competitive and rapidly changing market in which we operate;
•	our strategy to increase cloud services and fluctuations in our operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	transition difficulties with our first senior management team;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive corrections or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors”. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR MARCH 31, 2020

COMBINED STATEMENT OF OPERATIONS FOR MARCH 31, 2019

(Dollars in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues:
License	$44,622	$39,324	$85,389	$83,326
Connected services	23,131	18,858	46,152	36,113
Professional services	18,742	12,122	32,413	23,349
Total revenues	86,495	70,304	163,954	142,788
Cost of revenues:
License	843	567	1,524	907
Connected services	8,876	9,130	17,551	20,359
Professional services	16,753	12,726	31,244	23,189
Amortization of intangible assets	2,258	2,021	4,345	4,196
Total cost of revenues	28,730	24,444	54,664	48,651
Gross profit	57,765	45,860	109,290	94,137
Operating expenses:
Research and development	21,346	22,561	44,857	46,369
Sales and marketing	7,706	9,799	15,649	19,244
General and administrative	10,712	5,689	22,195	11,410
Amortization of intangible assets	3,125	3,132	6,256	6,264
Restructuring and other costs, net	2,870	4,329	10,424	7,456
Acquisition-related costs	—	182	—	417
Total operating expenses	45,759	45,692	99,381	91,160
Income from operations	12,006	168	9,909	2,977
Interest income	244	—	525	—
Interest expense	(6,699)	—	(13,497)	—
Other income (expense), net	226	266	80	250
Income (loss) before income taxes	5,777	434	(2,983)	3,227
(Benefit from) provision for income taxes	(6,718)	(20)	(3,716)	518
Net income	$12,495	$454	$733	$2,709
Net income per share:
Basic	$0.34	$0.01	$0.02	$0.07
Diluted	$0.33	$0.01	$0.02	$0.07
Weighted-average common share outstanding:
Basic	36,441,350	36,391,445	36,218,143	36,391,445
Diluted	37,391,720	36,391,445	36,693,328	36,391,445

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR MARCH 31, 2020

COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR MARCH 31, 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$12,495	$454	$733	$2,709
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,284)	527	(2,380)	(3,180)
Pension adjustments	90	45	1,016	367
Total other comprehensive (loss) income	(7,194)	572	(1,364)	(2,813)
Comprehensive income (loss)	$5,301	$1,026	$(631)	$(104)

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2020 (UNAUDITED)

COMBINED BALANCE SHEET AS OF SEPTEMBER 30, 2019

(Dollars in thousands, except share data)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$95,584	$-
Accounts receivable, net of allowances of $1,315 and $865 at March 31, 2020 and September 30, 2019, respectively	92,272	65,787
Deferred costs	7,220	9,195
Prepaid expenses and other current assets	27,779	17,343
Total current assets	222,855	92,325
Property and equipment, net	26,206	20,113
Deferred costs	36,142	32,428
Operating lease right of use assets	18,593	—
Goodwill	1,117,577	1,119,329
Intangible assets, net	55,107	65,561
Deferred tax assets	161,943	150,629
Other assets	14,867	3,444
Total assets	$1,653,290	$1,483,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,786	$16,687
Deferred revenue	113,111	88,233
Short-term operating lease liabilities	5,270	—
Short-term debt	9,450	—
Accrued expenses and other current liabilities	42,581	24,194
Total current liabilities	189,198	129,114
Long-term debt	237,925	—
Deferred revenue, net of current portion	234,981	265,051
Long-term operating lease liabilities	15,669	—
Other liabilities	39,138	21,536
Total liabilities	716,911	415,701
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, 600,000,000 shares authorized as of March 31, 2020; 36,457,914 shares issued and outstanding as of March 31, 2020	365	—
Net parent investment	-	1,097,127
Accumulated other comprehensive loss	(14,635)	(28,999)
Additional paid-in capital	949,916	—
Accumulated earnings	733	—
Total stockholders' equity	936,379	1,068,128
Total liabilities and stockholders' equity	$1,653,290	$1,483,829

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY

(Dollars in thousands)

(unaudited)

Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	36,403	364	945,054	(11,762)	-	(7,441)	926,215
Net income	-	-	-	12,495	-	-	12,495
Other comprehensive loss	-	-	-	-	-	(7,194)	(7,194)
Stock issued pursuant to employee stock plans	55	1	(778)	-	-	-	(777)
Stock-based compensation	-	-	5,640	-	-	-	5,640
Balance at March 31, 2020	36,458	$365	$949,916	$733	$—	$(14,635)	$936,379

Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2018	-	$-	$-	$-	$1,026,505	$(27,342)	$999,163
Net income	-	-	-	-	454	-	454
Other comprehensive income	-	-	-	-	-	572	572
Net transfer to Parent	-	-	-	-	(17,003)	-	(17,003)
Balance at March 31, 2019	-	$—	$—	$—	$1,009,956	$(26,770)	$983,186

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY (Cont.)

(Dollars in thousands)

(unaudited)

Six Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net income	-	-	-	733	-	-	733
Other comprehensive loss	-	-	-	-	-	(1,364)	(1,364)
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Stock issued pursuant to employee stock plans	67	1	(919)	-	-	-	(918)
Stock-based compensation	-	-	11,325	-	-	-	11,325
Balance at March 31, 2020	36,458	$365	$949,916	$733	$—	$(14,635)	$936,379

Six Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2018 (As reported, ASC 605)	-	$-	$-	$-	$1,017,276	$(23,957)	$993,319
Accumulated adjustment related to the adoption of ASC 606	-	-	-	-	6,974	-	6,974
Net income	-	-	-	-	2,709	-	2,709
Other comprehensive loss	-	-	-	-	-	(2,813)	(2,813)
Net transfer to Parent	-	-	-	-	(17,003)	-	(17,003)
Balance at March 31, 2019	-	$—	$—	$—	$1,009,956	$(26,770)	$983,186

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR MARCH 31, 2020

COMBINED STATEMENT OF CASH FLOWS FOR MARCH 31, 2019

(Dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$733	$2,709
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	14,971	14,574
Provision for doubtful accounts	446	—
Stock-based compensation	15,529	13,367
Non-cash interest expense	2,646	—
Deferred tax benefit	(4,615)	(2,898)
Changes in operating assets and liabilities:
Accounts receivable	(26,692)	5,584
Prepaid expenses and other assets	(13,605)	(6,848)
Deferred costs	(1,079)	2,020
Accounts payable	6,384	849
Accrued expenses and other liabilities	13,028	832
Deferred revenue	(8,481)	12,062
Net cash (used in) provided by operating activities	(735)	42,251
Cash flows from investing activities:
Capital expenditures	(10,145)	(2,472)
Net cash used in investing activities	(10,145)	(2,472)
Cash flows from financing activities:
Net transaction with Parent	13,513	(39,779)
Distribution to Parent	(152,978)	—
Proceeds from long-term debt, net of discount	249,705	—
Payments for long-term debt issuance costs	(515)	—
Principal payments of long-term debt	(2,363)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(919)	—
Principal payment of lease liabilities arising from a finance lease	(67)	—
Net cash provided by (used in) financing activities	106,376	(39,779)
Effects of exchange rate changes on cash and cash equivalents	88	—
Net change in cash and cash equivalents	95,584	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$95,584	$—
Supplemental information:
Cash paid for income taxes	$627	$3,267
Cash paid for interest	$8,997	$-

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

Notes to Consolidated and Combined Financial Statements

Note 1. Business Overview

History

On October 1, 2019, (the “Distribution Date”), Nuance Communications (“Nuance”), a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (which we refer to as the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (which we refer to as the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

COVID-19 Update

In December 2019, a novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As a result of the COVID-19 pandemic, local, state, and national governments have responded to the spread of COVID-19 by implementing various forms of social distancing and shelter-in-place orders to citizens, which have limited economic activity. These extreme measures to slow the spread of COVID-19 have negatively impacted businesses of all sizes, including the automotive industry and its suppliers. For the foreseeable future, automobile production and shipments have ceased or automotive production is not working at full capacity as manufacturing plants have closed or are not fully operating in order to ensure the safety of their workforces or because of lack of demand. As automobile production continues to be delayed, we anticipate our billings and revenues recognized from license and connected services to be negatively impacted.

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license and connected services revenues, we concluded that indicators of impairment were present relating to goodwill and long-lived assets as of March 31, 2020. We performed an interim assessment of goodwill and concluded that no impairment existed as the fair value of our reporting unit exceeded its carrying value as of March 31, 2020. We performed a test for recoverability of our long-lived asset group and determined the carrying amount was recoverable, resulting in no impairment of our long-lived asset group as of March 31, 2020. See Note 5 for additional details.

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results.  In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

Subsequent Events

On April 8, 2020, in response to the COVID-19 pandemic, we committed to a cost efficiency program that encompassed a series of measures primarily intended to allow us to more efficiently operate in a leaner, more directed cost structure. These included reductions in our workforce related to the transfer of certain business processes to lower cost regions. As a result, we involuntarily terminated approximately 75 employees and anticipate recording approximately $2.6 million in restructuring charges related to employee severance during the second half of fiscal 2020.

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2020. These unaudited interim consolidated financial statements should be read in conjunction with the audited combined financial statements and notes contained in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“ASU 2016-02”), and codified as ASC 842, which became effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

Other Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. This standard is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Retained earnings (Accumulated deficit) as of the beginning of the first reporting period in which the guidance of this standard is effective. We plan to adopt this new standard in the first quarter of our fiscal 2021. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”). The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues:
United States	$36,505	$29,630	$71,546	$67,694
Other Americas	-	278	8	632
Germany	20,102	15,114	40,319	28,830
Other Europe, Middle East and Africa	8,628	5,360	13,225	10,144
Japan	15,518	7,985	26,929	17,738
Other Asia-Pacific	5,742	11,937	11,927	17,750
Total net revenues	$86,495	$70,304	$163,954	$142,788

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to two customers accounted for $19.1 million, or 22.1%, and $9.7 million, or 11.2%, of revenues for the three months ended March 31, 2020. Revenues relating to one customer accounted for $37.1 million, or 22.7%, of revenues for the six months ended March 31, 2020. Three customers accounted for $14.4 million, or 20.5%, $8.6 million, or 12.2%, and $7.7 million, or 11.0% of revenues for the three months ended March 31, 2019. Three customers accounted for $27.9 million, or 19.6%, $15.8 million, or 11.1%, and $14.7 million, or 10.3%, of revenues for the six months ended March 31, 2019.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and five years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of March 31, 2020, we had $3.5 million of contract acquisition costs. We had amortization expense of $0.3 million and $0.6 million related to these costs during the three and six months ended March 31, 2020, respectively. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and five years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of March 31, 2020, we had $43.4 million of capitalized contract costs.

We had amortization expense of $2.6 million and $5.3 million related to these costs during the three and six months ended March 31, 2020, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2019	$9,219
Revenues recognized but not billed	24,624
Amounts reclassified to accounts receivable, net	(16,933)
Balance as of March 31, 2020	$16,910

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2019	$353,284
Amounts billed but not recognized	57,648
Revenue recognized	(62,840)
Balance as of March 31, 2020	$348,092

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2020 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$162,663	$196,134	$54,536	$413,333

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units are reflected in diluted net income per share by applying the treasury stock method. There were no Cerence equity awards outstanding prior to the Spin-Off, thus the computation of basic and diluted earnings per common share (“EPS”) for all prior periods disclosed was calculated using the shares issued in connection with the Spin-Off totaling 36.4 million shares.

The numerator for both basic and diluted EPS is net income.

The following is a reconciliation of basic shares to diluted shares:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2020	2019	2020	2019
Basic shares	36,441	36,391	36,218	36,391
Effect of dilutive shares	951	—	475	—
Diluted shares	37,392	36,391	36,693	36,391

Note 5. Goodwill and Other Intangible Assets

(a) Goodwill

The determination of operating segments is the first step in determining reportable segments. To be an operating segment, the operating results of the component are regularly reviewed by the chief operating decision maker (“CODM”) in order to assess the performance of the individual segment and make decisions about resources to be allocated to the segment. The function of the CODM is to allocate resources to and assess the operating results of the operating segments of an entity. We believe our Chief Executive Officer (“CEO”) is our CODM. Our CEO approves all major decisions, including reorganizations and new business initiatives. Our CEO assesses performance on a routine basis and make decisions on resource allocations.

The CODM must have discrete financial information available in order to assess performance and make resource allocation decisions. This financial information must be sufficiently detailed to allow the CODM to make decisions. Our CODM reviews routine consolidated operating information and makes decisions on the allocation of resources at this level. As such, we have concluded that we have one operating segment and one reportable segment.

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill has been allocated to Cerence based upon its relative fair value as of March 31, 2018, when Cerence became a reporting unit of Nuance. Goodwill is reported at the reporting unit level. A reporting unit is an operating segment, or one level below the operating segment, referred to as a component. The determination of whether the reporting unit should be identified at the operating segment or component level is based upon whether the component constitutes a business for which discrete financial information is available and regularly reviewed by segment management. Upon consideration of the discrete financial information reviewed by our CODM, we have concluded that our goodwill is associated with one reporting unit.

Goodwill is not amortized but tested annually for impairment or when interim indicators of impairment are present. Upon our adoption of ASU 2017-04, "Simplifying the Test for Goodwill Impairment”, the test for goodwill impairment involves an assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. During the quantitative test, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than the carrying value, the difference represents an impairment. If the fair value of the reporting unit is greater than the carrying value, no impairment is recognized.

On July 1, 2019, our goodwill was assessed for impairment as a reporting unit of Nuance. On July 1, 2019, the fair value of our reporting unit was determined using a combination of the income approach and the market approach. We assessed each valuation methodology based upon the relevance and availability of the data at the time and weighted the methodologies appropriately to calculate a fair value which exceeded the carrying value of our reporting unit by more than 50%.

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license and connected services revenues, we concluded that goodwill impairment indicators were present and performed an interim quantitative impairment test as of March 31, 2020. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, which were revised to reflect the anticipated impact of the COVID-19 pandemic, to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for our reporting unit. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value of approximately $951 million as of March 31, 2020. The estimated fair value exceeded the $936 million carrying value of our reporting unit by approximately $15 million, or 2% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of March 31, 2020.

The full extent to which the ongoing COVID-19 pandemic could adversely affects our financial performance will depend on future developments, many of which are outside of our control. These uncertainties could adversely impact the significant estimates and assumptions, which we believe to be reasonable, that are incorporated in our valuation techniques used to estimate the fair value of our reporting unit on March 31, 2020. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, new market penetration, and determination of appropriate market comparables. Adverse impacts to the estimates and assumptions used in our valuation techniques could result in the determination that all or a portion of our goodwill may be impaired in future periods.

The changes in the carrying amount of goodwill for the six months ended March 31, 2020 are as follows (dollars in thousands):

Total
Balance as of October 1, 2019	$1,119,329
Effect of foreign currency translation	(1,752)
Balance as of March 31, 2020	$1,117,577

(b) Intangible Assets, Net

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license and connected services revenues, we concluded that indicators of impairment were present and performed an interim test for recoverability of our long-lived asset group as of March 31, 2020. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of March 31, 2020.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,034	$(67,887)	$40,147	3.4
Technology and patents	89,637	(74,677)	14,960	2.0
Total	$197,671	$(142,564)	$55,107

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,783	$(58,568)	$46,215	4.0
Technology and patents	116,757	(97,411)	19,346	2.5
Total	$221,540	$(155,979)	$65,561

Amortization expense related to intangible assets in the aggregate was $5.4 million and $5.2 million for the three months ended March 31, 2020 and 2019, respectively, and $10.6 million and $10.5 million for the six months ended March 31, 2020 and 2019, respectively. We expect amortization of intangible assets to be approximately $10.2 million for the remainder of 2020.

Note 6. Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. As part of our acquisition of Voicebox Technologies (“Voicebox”), we assumed certain leases for various equipment, which we have accounted for as finance leases. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2020:

March 31, 2020
Weighted-average remaining lease term (in months):
Operating leases	55.8
Finance leases	8.0
Weighted-average discount rate:
Operating leases	8.0%
Finance leases	8.4%

The following table presents the lease-related assets and liabilities reported in the consolidated balance sheet as of March 31, 2020 (in thousands):

	Classification	March 31, 2020
Assets
Operating lease assets	Operating lease right of use assets	$18,593
Finance lease assets	Property and equipment, net	220
Total lease assets		$18,813

Liabilities
Current
Operating	Short-term operating lease liabilities	$5,270
Finance	Accrued expenses and other current liabilities	106
Noncurrent
Operating	Long-term operating lease liabilities	$15,669
Finance	Other liabilities	—
Total lease liability		$21,045

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

The following table presents lease expense for the three and six months ended March 31, 2020 (in thousands):

	Three months ended March 31, 2020	Six months ended March 31, 2020
Finance lease costs:
Amortization of right-of-use asset	$33	$69
Interest on lease liability	2	2
Operating lease cost	1,960	3,850
Short-term lease cost	-	-
Variable lease cost	365	674
Sublease income	(55)	(110)
Total lease cost	$2,305	$4,485

For operating leases, the related cash payments are included in the operating cash flows on the consolidated statements of cash flows. For the three and six months ended March 31, 2020, cash payments related to operating leases were $1.9 million and $3.6 million, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the consolidated statement of cash flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the consolidated statement of cash flows. For the three months ended March 31, 2020, cash payments related to financing leases were immaterial. For the six months ended March 31, 2020, cash payments related to financing leases were $0.1 million, of which an immaterial amount related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheets as of March 31, 2020 (in thousands):

Year Ending September 30,	Operating Leases	Financing Leases
2020 (excluding six months ended March 31, 2020)	$3,581	$91
2021	6,065	20
2022	5,078	—
2023	3,624	—
2024	3,225	—
Thereafter	3,716	—
Total future minimum lease payments	$25,289	$111
Less effects of discounting	(4,350)	(5)
Total lease liabilities	$20,939	$106
Reported as of March 31, 2020
Short-term lease liabilities	$5,270	$106
Long-term lease liabilities	15,669	—
Total lease liabilities	$20,939	$106

The future minimum lease commitments under non-cancelable leases at September 30, 2019 were as follows (in thousands):

Year Ending September 30,
2020	$6,323
2021	5,421
2022	4,493
2023	3,237
2024	2,922
Thereafter	4,039
Total	$26,435

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2020	September 30, 2019
Compensation	$21,717	$13,031
Cost of revenue related liabilities	3,404	1,668
Sales and other taxes payable	5,981	219
Professional fees	3,660	3,863
Facilities related liabilities	68	273
Other	7,751	5,140
Total	$42,581	$24,194

Note 8. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2020 (dollars in thousands):

	Personnel	Facilities	Separation	Total
Balance at October 1, 2019	$489	$26	$3,876	$4,391
Restructuring and other costs, net	681	—	9,743	10,424
Cash payments	(657)	(10)	(9,719)	(10,386)
Foreign exchange impact on ending balance	(7)	—	—	(7)
Balance at March 31, 2020	$506	$16	$3,900	$4,422

The following table sets forth restructuring expenses recognized for the three and six months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Personnel	$321	$220	$681	$(443)
Facilities	—	(381)	—	1,674
Separation	2,549	4,490	9,743	6,225
Restructuring and other costs, net	$2,870	$4,329	$10,424	$7,456

Fiscal Year 2020

For the three months ended March 31, 2020, we recorded restructuring charges of $2.9 million, which included a $0.3 million severance charge related to the elimination of personnel, and $2.5 million related to the costs incurred to establish the Cerence business as a standalone public company.

For the six months ended March 31, 2020, we recorded restructuring charges of $10.4 million, which included a $0.7 million severance charge related to the elimination of personnel, and $9.7 million related to costs incurred to establish the Cerence business as a standalone public company.

Fiscal Year 2019

For the three months ended March 31, 2019, we recorded restructuring charges of $4.3 million, which included a $0.2 million severance charge related to the elimination of personnel across multiple functions, $0.4 million restructuring charge reversal related to facilities that will no longer be utilized, and $4.5 million related to professional services fees incurred to establish the Cerence business as a standalone public company.

For the six months ended March 31, 2019, we recorded restructuring charges of $7.5 million, which included a $0.4 million severance charge reversal related to the elimination of personnel across multiple functions, $1.7 million primarily resulting from the restructuring of facilities that will no longer be utilized, and $6.2 million related to professional services fees incurred to establish the Cerence business as a standalone public company.

Note 9. Stockholder’s Equity

Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or Preferred Stock, and 560,000,000 shares of Common Stock, par value $0.01 per share, or Common Stock.

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2019	—	—	—	$—
Granted	2,714,653	770,204	3,484,857	$16.38
Vested	(111,494)	—	(111,494)	$16.94
Forfeited	(12,901)	—	(12,901)	$17.74
Non-vested at March 31, 2020	2,590,258	770,204	3,360,462	$16.35	1.26	$51,740
Expected to vest			3,360,462	$16.35	1.26	$51,740

Stock-based Compensation

Stock-based compensation was included in the following captions in our consolidated statements of operations for the three and six months ended March 31, 2020 and combined statement of operations for the three and six months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of licensing	$—	$3	$—	$8
Cost of connected services	188	489	540	617
Cost of professional services	433	261	1,304	508
Research and development	1,948	3,290	4,923	6,744
Sales and marketing	1,776	1,566	3,366	3,034
General and administrative	2,215	1,184	5,396	2,456
	$6,560	$6,793	$15,529	$13,367

Note 10. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2020, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

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

Note 11. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Domestic	$2,060	$(4,280)	$(5,068)	$(6,349)
Foreign	3,717	4,714	2,085	9,576
Income (loss) before income taxes	$5,777	$434	$(2,983)	$3,227

The components of (benefit from) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Domestic	$2,427	$(1,323)	$(791)	$(1,814)
Foreign	(9,145)	1,303	(2,925)	2,332
(Benefit from) provision for income taxes	$(6,718)	$(20)	$(3,716)	$518
Effective income tax rate	(116.3)%	(4.6)%	124.6%	16.1%

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

Our effective income tax rate was (116.3)% for the three months ended March 31, 2020, compared to (4.6)% for the three months ended March 31, 2019. The effective rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax laws changes. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Our effective income tax rate was 124.6% for the six months ended March 31, 2020, compared to 16.1% for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax laws changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the six months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Note 12. Long Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	September 30, 2019
Senior Facilities, net of unamortized debt issuance costs and discount of $20,263 at March 31, 2020	$247,375	$—
Less: current portion	9,450	—
Total long-term debt	$237,925	$—

The following table summarizes the maturities of our borrowing obligations as of March 31, 2020 (in thousands):

Fiscal Year	Senior Facilities
2020	$4,725
2021	9,450
2022	27,000
2023	27,000
2024	199,463
Thereafter	—
Total before unamortized discount	267,638
Less: unamortized discount and issuance costs	20,263
Less: current portion of long-term debt	9,450
Total long-term debt	$237,925

Senior Facilities

On October 1, 2019, in connection with the Spin-Off, Cerence entered into a Credit Agreement, by and among Cerence, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Credit Agreement”) consisting of a five-year senior secured term loan facility (the “Term Loan Facility’) in the aggregate principal amount of $270.0 million, which was primarily intended to finance a cash distribution of approximately $153.0 million to Nuance and provide approximately $110.0 million initial support for the cash flow needs of the Cerence business. We also entered into a 54-month senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow (the “Revolving Facility” and collectively with the Term Loan Facility, the “Senior Facilities”). As of March 31, 2020, there were no amounts outstanding under the Revolving Credit Facility.

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

Cerence is obligated to make quarterly principal payments on the last business day of each quarter in an aggregate annual amount equal to 3.5% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments commenced on March 31, 2020. Interest accrues on outstanding borrowings under the Senior Facilities at a rate of either a base rate (as defined in the Credit Agreement) plus 5.00% or a LIBOR rate (as defined in the Credit Agreement) plus 6.00%. Interest payments with respect to the Senior Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. Total interest expense for the three and six months ended March 31, 2020 was $6.7 million and $13.5 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains a financial covenant requiring the maintenance of a net first lien leverage ratio of not greater than 6.00 to 1.00. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. Despite the economic uncertainty caused by the COVID-19 pandemic, we anticipate maintaining our compliance with all Credit Agreement covenants for the foreseeable future. As of March 31, 2020, we were in compliance with the Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Consolidated and Combined Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission, or SEC, on December 19, 2019. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, and the impact of the COVID-19 pandemic on our business, results of operations and financial condition, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, as updated by Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are actively monitoring the global situation. As a premier supplier to the automotive industry, we expect to be adversely impacted by the decline in automotive production and shipments due to the temporary shutdown of our customers’ factories. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. We expect to see a material impact to our billings and revenue recognized from license and connected services, earnings and cash flows due to the COVID-19 pandemic in the second half of fiscal 2020, which may also continue beyond fiscal 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on the global economy, automotive industry and our business, we have withdrawn our previously issued fiscal 2020 guidance.

We have taken numerous steps, and plan to continue to take further actions, in our approach to addressing the COVID-19 pandemic. We have shifted a portion of our R&D and engineering workforces to support our professional service teams and their successful completion of customer project milestones to help mitigate the anticipated decline in revenues. We reduced expenses by limiting discretionary spending, reducing third-party contractors, deferring the hiring of new employees and implementing a reduction in our workforce. In order to further conserve cash outflows, we implemented temporary reductions in salaries for our current named executive officers and other senior executives.

We implemented our business continuity plans and our crisis response team is in place to respond to changes in our environment. We instructed employees across 18 different countries and 24 office locations to work from home on a temporary basis in accordance with local, state, and national guidelines. Given our investment in web-based applications and tools, we have experienced minimal declines in workforce efficiency to date as a result of employees working remotely. In addition, we have instituted strict restrictions on travel for all employees.

Basis of Presentation

Fiscal 2020

The accompanying unaudited consolidated financial statements at and for the three and six months ended March 31, 2020 include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal 2019

All prior period information is presented on a combined basis. The accompanying combined financial statements at and for the three and six months ended March 31, 2019 have been derived from Nuance’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business.

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

Following our Spin-Off, we incurred expenditures relating to the start-up of our own standalone corporate functions and information technology systems, reorganizing and hiring new employees, and other transactional related costs. We are also publicly traded on Nasdaq, which requires us to incur costs to establish public company functions such as internal audit, financial reporting, and investor relations. Additionally, we incurred costs for Nasdaq listing fees, compensation of our newly-formed Board, public company insurance, external audit, and external legal counsel.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

•	Total revenue increased by $16.2 million, or 23%, to $86.5 million from $70.3 million.
•	Operating margin increased 13.6 percentage points to 13.9% from 0.2%.
•	Cash used in operating activities was $10.2 million, a decreased of $35.7 million from cash provided by operating activities.

For the six months ended March 31, 2020 as compared to the six months ended March 31, 2019:

•	Total revenue increased by $21.2 million, or 14.8%, to $164.0 million from $142.8 million.
•	Operating margin increased 4.0 percentage points to 6.0% from 2.1%.
•	Cash used in operating activities was $0.7 million, a decreased by $43.0 million from cash provided by operating activities.

Operating Results

The following table shows the consolidated statement of operations for the three and six months ended March 31, 2020 and the combined statement of operations for the three and six months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue:
License	$44,622	$39,324	$85,389	$83,326
Connected services	23,131	18,858	46,152	36,113
Professional services	18,742	12,122	32,413	23,349
Total revenues	86,495	70,304	163,954	142,788
Cost of Revenue:
License	843	567	1,524	907
Connected services	8,876	9,130	17,551	20,359
Professional services	16,753	12,726	31,244	23,189
Amortization of intangibles	2,258	2,021	4,345	4,196
Total cost of revenues	28,730	24,444	54,664	48,651
Gross Profit	57,765	45,860	109,290	94,137
Operating Expenses:
Research and development	21,346	22,561	44,857	46,369
Sales and marketing	7,706	9,799	15,649	19,244
General and administrative	10,712	5,689	22,195	11,410
Amortization of intangible assets	3,125	3,132	6,256	6,264
Restructuring and other costs, net	2,870	4,329	10,424	7,456
Acquisition-related costs	—	182	—	417
Total operating expenses	45,759	45,692	99,381	91,160
Income from operations	12,006	168	9,909	2,977
Interest income	244	—	525	—
Interest expense	(6,699)	—	(13,497)	—
Other income (expense), net	226	266	80	250
Income (loss) before income taxes	5,777	434	(2,983)	3,227
(Benefit from) provision for income taxes	(6,718)	(20)	(3,716)	518
Net income	$12,495	$454	$733	$2,709

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

Restructuring costs are costs related to reorganizing our business, including costs associated with employee severance, closing and opening facilities, terminating contracts, and separation costs related to establishing the Cerence business as a standalone public company.

Acquisition-related costs include transition and integration costs, professional service fees, and fair value adjustments related to business and asset acquisitions, including potential acquisitions.

Total other expense, net consists primarily of foreign exchange gains (losses) and interest expense related to the Senior Facilities entered into on October 1, 2019.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2020	% of Total	2019	% of Total	2020 vs. 2019
License	$44,622	52%	$39,324	56%	13%
Connected services	23,131	27%	18,858	27%	23%
Professional services	18,742	22%	12,122	17%	55%
Total revenues	$86,495		$70,304		23%

Total revenues for the three months ended March 31, 2020 were $86.5 million, an increase of $16.2 million, or 23%, from $70.3 million for the three months ended March 31, 2019. This growth was primarily driven by increased demand for our connected and professional services. As a result of the COVID-19 pandemic, we anticipate our license and connected services revenues to be negatively impacted during the second half of fiscal 2020.

License Revenue

License revenue for the three months ended March 31, 2020 was $44.6 million, an increase of $5.3 million, or 13.5%, from $39.3 million for the three months ended March 31, 2019. The increase in license revenue was driven by new royalty deals in the quarter, partly offset by decreases in reported royalties from ongoing royalty agreements. As a percentage of total revenue, license revenue decreased by 4.3 percentage points from 55.9% for the three months ended March 31, 2019 to 51.6% for the three months ended March 31, 2020.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2020 was $23.1 million, an increase of $4.3 million, or 22.7%, from $18.9 million for the three months ended March 31, 2019. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 0.1 percentage points from 26.8% for the three months ended March 31, 2019 to 26.7% for the three months ended March 31, 2020.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2020 was $18.7 million, an increase of $6.6 million, or 54.6%, from $12.1 million for the three months ended March 31, 2019. This increase was primarily driven by our focus on integration and customization services related to our edge software. As a percentage of total revenue, professional services revenue increased by 4.4 percentage points from 17.2% for the three months ended March 31, 2019 to 21.7% for the three months ended March 31, 2020. In response to the COVID-19 pandemic, we plan to continue our focus on professional service revenues streams during the second half of fiscal 2020 in an effort to help mitigate anticipated declines in license revenues.

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2020 and 2019 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2020	% of Total	2019	% of Total	2020 vs. 2019
License	$85,389	52%	$83,326	58%	2%
Connected services	46,152	28%	36,113	25%	28%
Professional services	32,413	20%	23,349	16%	39%
Total revenues	$163,954		$142,788		15%

Total revenues for the six months ended March 31, 2020 were $164.0 million, an increase of $21.2 million, or 14.8%, from $142.8 million for the six months ended March 31, 2019. This growth was primarily driven by increased demand for our connected and professional services. As a result of the COVID-19 pandemic, we anticipate our license and connected services revenues will be negatively impacted during the second half of fiscal 2020.

License Revenue

License revenue for the six months ended March 31, 2020 was $85.4 million, an increase of $2.1 million, or 2.5%, from $83.3 million for the six months ended March 31, 2019. The increase in license revenue was driven by new royalty deals, partly offset by decreases in reported royalties from ongoing royalty agreements. As a percentage of total revenue, license revenue decreased by 6.3 percentage points from 58.4% for the six months ended March 31, 2019 to 52.1% for the six months ended March 31, 2020.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2020 was $46.2 million, an increase of $10.0 million, or 27.8%, from $36.1 million for the six months ended March 31, 2019. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 2.9 percentage points from 25.3% for the six months ended March 31, 2019 to 28.1% for the six months ended March 31, 2020.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2020 was $32.4 million, an increase of $9.1 million, or 38.8%, from $23.3 million for the six months ended March 31, 2019. This increase was primarily driven by our focus on integration and customization services related to our edge software. As a percentage of total revenue, professional services revenue increased by 3.4 percentage points from 16.4% for the six months ended March 31, 2019 to 19.8% for the six months ended March 31, 2020. In response to the COVID-19 pandemic, we plan to continue our focus on professional service revenues streams during the second half of fiscal 2020 in an effort to help mitigate any anticipated declines in license revenues.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
License	$843	$567	49%
Connected services	8,876	9,130	(3)%
Professional services	16,753	12,726	32%
Amortization of intangibles	2,258	2,021	12%
Total cost of revenues	$28,730	$24,444	18%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
License	$43,779	$38,757	13%
Connected services	14,255	9,728	47%
Professional services	1,989	(604)	429%
Amortization of intangibles	(2,258)	(2,021)	(12)%
Total gross profit	$57,765	$45,860	26%

Total cost of revenues for the three months ended March 31, 2020 were $28.7 million, an increase of $4.3 million, or 17.5%, from $24.4 million for the three months ended March 31, 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $11.9 million, or 26.0%, from $45.9 million for the three months ended March 31, 2019 to $57.8 million for the three months ended March 31, 2020, which was primarily driven by increased demand for our connected services solutions and an improvement in margins related to professional services.

Cost of License Revenue

Cost of license revenue for the three months ended March 31, 2020 was $0.8 million, an increase of $0.3 million, or 48.7%, from $0.6 million for the three months ended March 31, 2019. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.6 percentage points from 2.3% for the three months ended March 31, 2019 to 2.9% for the three months ended March 31, 2020.

License gross profit increased by $5.0 million, or 13.0%, for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, primarily because costs associated with license royalties are minimal.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2020 was $8.9 million, a decrease of $0.3 million, or 2.8%, from $9.1 million for the three months ended March 31, 2019. Cost of connected services revenue decreased primarily as a result of lower allocated labor costs of software delivery services, which decreased $1.0 million. The decrease was partially offset by increases in third-party contractors expenses, which increased $0.7 million. As a percentage of total cost of revenue, cost of connected service revenue decreased by 6.5 percentage points from 37.4% for the three months ended March 31, 2019 to 30.9% for the three months ended March 31, 2020.

Connected services gross profit increased $4.5 million, or 46.5%, from $9.7 million for the three months ended March 31, 2019 to $14.3 million for the three months ended March 31, 2020, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure and employee costs.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2020 was $16.8 million, an increase of $4.0 million, or 31.6%, from $12.7 million for the three months ended March 31, 2019. Cost of professional services revenue increased primarily due to investments in professional services staff to meet customer program demands. Investments included increases in costs related to third-party contractors of $2.5 million and salary-related expenses of $1.5 million. As a percentage of total cost of revenue, cost of professional services revenue increased by 6.3 percentage points from 52.1% for the three months ended March 31, 2019 to 58.3% for the three months ended March 31, 2020.

Professional services gross profit increased $2.6 million, or 429.3%, from negative $0.6 million for the three months ended March 31, 2019 to $2.0 million for the three months ended March 31, 2020, which was due to an increased focus on improving professional service margins.

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
License	$1,524	$907	68%
Connected services	17,551	20,359	(14)%
Professional services	31,244	23,189	35%
Amortization of intangibles	4,345	4,196	4%
Total cost of revenues	$54,664	$48,651	12%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
License	$83,865	$82,419	2%
Connected services	28,601	15,754	82%
Professional services	1,169	160	631%
Amortization of intangibles	(4,345)	(4,196)	(4)%
Total gross profit	$109,290	$94,137	16%

Total cost of revenues for the six months ended March 31, 2020 were $54.7 million, an increase of $6.0 million, or 12.4%, from $48.7 million for the six months ended March 31, 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $15.2 million, or 16.1%, from $94.1 million for the six months ended March 31, 2019 to $109.3 million for the six months ended March 31, 2020, which was primarily driven by increased demand for our connected services solutions.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2020 was $1.5 million, an increase of $0.6 million, or 68.0%, from $0.9 million for the six months ended March 31, 2019. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.9 percentage points from 1.9% for the six months ended March 31, 2019 to 2.8% for the six months ended March 31, 2020.

License gross profit increased by $1.4 million, or 1.8%, for the six months ended March 31, 2020 primarily because costs associated with license royalties are minimal.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2020 was $17.6 million, a decrease of $2.8 million, or 13.8%, from $20.4 million for the six months ended March 31, 2019. Cost of connected services revenue decreased primarily as a result of lower allocated labor costs. As a percentage of total cost of revenue, cost of connected service revenue decreased by 9.7 percentage points from 41.8% for the six months ended March 31, 2019 to 32.1% for the six months ended March 31, 2020.

Connected services gross profit increased $12.8 million, or 81.5%, from $15.8 million for the six months ended March 31, 2019 to $28.6 million for the six months ended March 31, 2020, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure and employee costs.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2020 was $31.2 million, an increase of $8.1 million, or 34.7%, from $23.2 million for the six months ended March 31, 2019. Cost of professional services revenue increased primarily due to  investments in professional services staff to meet customer program demands. Investments included increases in third-party contractors costs of $3.7 million, salary-related expenses of $3.2 million, and stock-based compensation expense of $0.8 million. As a percentage of total cost of revenue, cost of professional services revenue increased by 9.5 percentage points from 47.7% for the six months ended March 31, 2019 to 57.2% for the six months ended March 31, 2020.

Professional services gross profit increased $1.0 million, or 630.6%, from $0.2 million for the six months ended March 31, 2019 to $1.2 million for the six months ended March 31, 2020, which was primarily due to our focus on improving professional services margin.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Research and development	$21,346	$22,561	(5)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2020 were $21.3 million, a decrease of $1.2 million, or 5.4%, from $22.6 million for the three months ended March 31, 2019. R&D expense decreased primarily as a result of lower stock-based compensation expense related to R&D staff. As a percentage of total operating expenses, R&D expenses decreased by 2.7 percentage points from 49.4% for the three months ended March 31, 2019 to 46.6% for the three months ended March 31, 2020. In response to the COVID-19 pandemic, we plan to shift a portion of our R&D workforce to support our professional service teams, which we anticipate will lead to a decline in R&D expenses during the second half of fiscal 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Research and development	$44,857	$46,369	(3)%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

R&D expenses for the six months ended March 31, 2020 were $44.9 million, a decrease of $1.5 million, or 3.3%, from $46.4 million for the six months ended March 31, 2019. R&D expense decreased primarily as a result of lower stock-based compensation expense related to R&D staff. As a percentage of total operating expenses, R&D expenses decreased by 5.7 percentage points from

50.9% for the six months ended March 31, 2019 to 45.1% for the six months ended March 31, 2020. In response to the COVID-19 pandemic, we plan to shift a portion of our R&D workforce to support our professional service teams, which we anticipate will lead to a decline in R&D expenses during the second half of fiscal 2020.

Sales & Marketing Expenses

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$7,706	$9,799	(21)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Sales and marketing expenses for the three months ended March 31, 2020 were $7.7 million, a decrease of $2.1 million, or 21.4%, from $9.8 million for the three months ended March 31, 2019. Sales and marketing expenses decreased primarily as a result of lower sales quota attainment, which decreased $1.5 million, and marketing staff levels, which decreased $0.6 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 4.6 percentage points from 21.4% for the three months ended March 31, 2019 to 16.8% for the three months ended March 31, 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$15,649	$19,244	(19)%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Sales and marketing expenses for the six months ended March 31, 2020 were $15.6 million, a decrease of $3.6 million, or 18.7%, from $19.2 million for the six months ended March 31, 2019. Sales and marketing expenses decreased primarily as a result of lower sales quota attainment, which decreased $2.0 million, and marketing staff levels, which decreased $1.6 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 5.4 percentage points from 21.1% for the six months ended March 31, 2019 to 15.7% for the six months ended March 31, 2020.

General & Administrative Expenses

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$10,712	$5,689	88%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

General and administrative expenses for the three months ended March 31, 2020 were $10.7 million, an increase of $5.0 million, or 88.3%, from $5.7 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to salaries expenses, which increased $2.7 million, stock-based compensation expense, which increased $1.1 million, software fees, which increased $0.8 million, and bad debt allowances, which increased $0.4 million. As a percentage of total operating expenses, general and administrative expenses increased by 11.0 percentage points from 12.5% for the three months ended March 31, 2019 to 23.4% for the three months ended March 31, 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$22,195	$11,410	95%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

General and administrative expenses for the six months ended March 31, 2020 were $22.2 million, an increase of $10.8 million, or 94.5% from $11.4 million for the six months ended March 31, 2019. The increase in general and administrative expenses was primarily attributable to salaries expenses, which increased $4.7 million, stock-based compensation expense, which increased $2.9 million, professional services, which increased $2.7 million, and bad debt allowances, which increased $0.4 million. As a percentage of total operating expenses, general and administrative expenses increased by 9.8 percentage points from 12.5% for the six months ended March 31, 2019 to 22.3% for the six months ended March 31, 2020.

Amortization of Intangible Assets

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Cost of revenues	$2,258	$2,021	12%
Operating expense	3,125	3,132	(0)%
Total amortization	$5,383	$5,153	4%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Intangible asset amortization for the three months ended March 31, 2020 was $5.4 million, an increase of $0.2 million, or 4.5%, from $5.2 million for the three months ended March 31, 2019. Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying consolidated and combined statements of operations. Amortization expense for customer relationships is included in operating expenses in the accompanying consolidated and combined statements of operations. The increase primarily relates to the composition of intangible assets allocated to the Cerence business prior to the Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.4 percentage points from 8.3% for the three months ended March 31, 2019 to 7.9% for the three months ended March 31, 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses was relatively flat at 6.9% for the three months ended March 31, 2019 as compared to 6.8% for the three months ended March 31, 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Cost of revenues	$4,345	$4,196	4%
Operating expense	6,256	6,264	(0)%
Total amortization	$10,601	$10,460	1%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Intangible asset amortization for the six months ended March 31, 2020 was $10.6 million, an increase of $0.1 million, or 1.3%, from $10.5 million for the six months ended March 31, 2019. The increase primarily relates to the composition of intangible assets allocated to the Cerence business prior to the Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.7 percentage points from 8.6% for the six months ended March 31, 2019 to 7.9% for the six months ended March 31, 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.6 percentage points from 6.9% for the six months ended March 31, 2019 to 6.3% for the six months ended March 31, 2020.

Restructuring and Other Costs, Net

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Restructuring and other costs, net	$2,870	$4,329	(34)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Restructuring and other costs, net for the three months ended March 31, 2020 were $2.9 million, a decrease of $1.5 million, or 33.7%, from $4.3 million for the three months ended March 31, 2019. The decrease in restructuring and other costs, net is primarily attributed to the winding down of costs to establish the Cerence business as a standalone public company during the three months ended March 31, 2020. As a percentage of total operating expense, restructuring and other costs, net decreased by 3.2 percentage points from 9.5% for the three months ended March 31, 2019 to 6.3% for the three months ended March 31, 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Restructuring and other costs, net	$10,424	$7,456	40%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Restructuring and other costs, net for the six months ended March 31, 2020 were $10.4 million, an increase of $3.0 million, or 39.8%, from $7.5 million for the six months ended March 31, 2019. Restructuring and other costs, net increased primarily due to costs incurred to establish the Cerence business as a standalone public company. As a percentage of total operating expense, restructuring and other costs, net increased by 2.3 percentage points from 8.2% for the six months ended March 31, 2019 to 10.5% for the six months ended March 31, 2020.

Acquisition-related Costs

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Acquisition-related costs	$-	$182	(100)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

There were no acquisition-related costs for the three months ended March 31, 2020, a decrease of $0.2 million, from $0.2 million for the three months ended March 31, 2019. Acquisition costs in the prior period related to integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. We did not have any acquisition activities in the three months ended March 31, 2020. As a percentage of total operating expense, acquisition-related costs decreased by 0.4 percentage points from 0.4% for the three months ended March 31, 2019 to 0.0% for the three months ended March 31, 2020.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Acquisition-related costs	$-	$417	(100)%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

There were no acquisition-related costs for the six months ended March 31, 2020, a decrease of $0.4 million, from $0.4 million for the six months ended March 31, 2019. Acquisition costs in the prior period related to integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. We did not have any acquisition activities in the six months ended March 31, 2020. As a percentage of total operating expense, acquisition-related costs decreased by 0.5 percentage points from 0.5% for the six months ended March 31, 2019 to 0.0% for the six months ended March 31, 2020.

Total Other Expense, Net

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Interest income	$244	$-	100%
Interest expense	(6,699)	-	(100)%
Other income (expense), net	226	266	(15)%
Total other expense, net	$(6,229)	$266	(2442)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Total other expense, net for the three months ended March 31, 2020 was expense of $6.2 million, an increase of $6.5 million from $0.3 million of income for the three months ended March 31, 2019. The increase over the prior year was primarily due to interest expense related to the Senior Facilities entered into on October 1, 2019. For further information, see “Liquidity and Capital Resources – Senior Facilities” below.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Interest income	$525	$-	100%
Interest expense	(13,497)	-	(100)%
Other income (expense), net	80	250	(68)%
Total other expense, net	$(12,892)	$250	(5257)%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Total other expense, net for the six months ended March 31, 2020 was expense of $12.9 million, an increase of $13.1 million from $0.3 million of income for the six months ended March 31, 2019. The increase over the prior year was primarily due to interest expense related to the Senior Facilities entered into on October 1, 2019.

(Benefit from) provision for Income Taxes

	Three Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Benefit from income taxes	$(6,718)	$(20)	33490%
Effective income tax rate%	(116.3)%	(4.6)%

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Our effective income tax rate for the three months ended March 31, 2020 was (116.3)%, compared to (4.6)% for the three months ended March 31, 2019. Consequently, our benefit from income taxes for the three months ended March 31, 2020 was $6.7 million, a net change of $6.7 million from a benefit from income taxes of $0.02 million for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax law changes. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
(Benefit from) provision for income taxes	$(3,716)	$518	(817)%
Effective income tax rate%	124.6%	16.1%

Six Months Ended March 31, 2020 Compared with Six Months Ended March 31, 2019

Our effective income tax rate for the six months ended March 31, 2020 was 124.6%, compared to 16.1% for the six months ended March 31, 2019. Consequently, our benefit from income taxes for the six months ended March 31, 2020 was $3.7 million, a net change of $4.2 million, or 817.4%, from a provision for income taxes of $0.5 million for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the six months ended March 31, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Upon the Distribution, Nuance allocated $110.0 million in cash and cash equivalents to the Cerence business, which was adequate to meet the short-term net working capital needs of our business at the close of the Distribution. More specifically, as of March 31, 2020, net working capital of our business, excluding current deferred revenue and deferred cost, was $139.5 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $95.6 million of cash and cash equivalents as of March 31, 2020, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Credit Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ending September 30, 2020. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including , reducing working capital, and reducing operating costs by delaying research and development programs, initiating a workforce reduction, and substantially reducing discretionary spending Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets.  An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

Senior Facilities

On October 1, 2019, we incurred substantial indebtedness in the aggregate principal amount of approximately $270.0 million under our Term Loan Facility, which financed the cash distribution to Nuance and provided initial support for the cash flow needs of the Cerence business. We also entered into a $75.0 million Revolving Credit Facility to be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow, in accordance with the terms of the Revolving Credit Facility can be drawn if our unrestricted cash is less than $85.0 million. As of March 31, 2020, there were no amounts outstanding under the Revolving Credit Facility.

The Revolving Credit Facility matures 54 months after October 1, 2019, with certain extension rights in the discretion of each lender. The Term Loan Facility matures five years after October 1, 2019, with certain extension rights in the discretion of each lender. The Senior Facilities are subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum, or ABR, or (b) an adjusted LIBOR rate, or LIBOR, (which may not be less than 1% per annum), in each case, plus an applicable margin. The applicable margins for the Senior Facilities are 6.00% per annum (for LIBOR loans) and 5.00% per annum (for ABR loans). Accordingly, the interest rates for the Senior Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR or LIBOR. Total interest expense for the three and six months ended March 31, 2020 was $6.7 million and $13.5 million, respectively, reflecting the coupon and accretion of the discount.

We are obligated to make quarterly principal payments on the last business day of each quarter in an aggregate annual amount equal to 3.5% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter. Quarterly principal payments commenced on March 31, 2020. Borrowings under the Credit Agreement for the Senior Facilities are prepayable at our option without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction for the Term Loan Facility in the first six months after the closing date. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or generate excess cash flow, starting with the fiscal year ending on September 30, 2020, 75% of excess cash flow on an annual basis (with step-downs to 50%, 25% and 0% subject to compliance with certain net first lien leverage ratios), in each case subject to terms and conditions customary for financings of this kind.

The Credit Agreement contains certain affirmative and negative covenants that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to designate subsidiaries as unrestricted, to make certain investments, loans, advances, guarantees and acquisitions to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of us and our subsidiaries’ equity interests, to engage in transactions with affiliates or to amend certain material documents. In addition, the credit agreement contains a financial covenant requiring the maintenance of a net first lien leverage ratio of not greater than 6.00 to

1.00. Despite the economic uncertainty caused by the COVID-19 pandemic, we anticipate maintaining our compliance with all Credit Agreement covenants for the foreseeable future. As of March 31, 2020, we were in compliance with the Credit Agreement covenants.

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

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2020 and 2019, as reflected in the unaudited consolidated and combined statement of cash flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2020	2019	2020 vs. 2019
Net cash (used in) provided by operating activities	$(735)	$42,251	(102)%
Net cash used in investing activities	(10,145)	(2,472)	310%
Net cash provided by (used in) financing activities	106,376	(39,779)	(367)%
Effect of foreign currency exchange rates on cash and cash equivalents	88	—	(100)%
Net changes in cash and cash equivalents	$95,584	$—	100%

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended March 31, 2020 was $0.7 million, a net decrease of $43.0 million, or 101.7%, from net cash provided by operating activities of $42.3 million for the six months ended March 31, 2019. The net decrease in cashflows stems from unfavorable changes in working capital, primarily due to the timing of cash receipts and payments, which increased accounts receivable by $32.3 million and prepaid expenses and other assets by $6.8 million, compared to the prior year.

Deferred revenue represents a significant portion of our net cash provided by operating activities and, depending on the nature of our contracts with customers, this balance can fluctuate significantly from period to period. Due to the evolution of our connected offerings and architecture, trending away from providing legacy infotainment and connected services and a change in our professional services pricing strategies, we expect our deferred revenue balances to decrease in the future, including due to a wind-down of a legacy connected service relationship with a major OEM, since the majority of cash from the contract has been collected. We do not expect any changes in deferred revenue to affect our ability to meet our contractual obligations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended March 31, 2020 was $10.1 million, an increase in cash used of $7.7 million, or 310%, from $2.5 million for the six months ended March 31, 2019. The increase in cash outflows reflects the purchase of property and equipment to support the standalone operations of the Company.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2020 was $106.4 million, a net increase of $146.2 million, from cash used in financing activities of $39.8 million for the six months ended March 31, 2019. The increase in cashflows were the result of proceeds from the Credit Agreement, partly offset by related debt issuance costs, principal payments of debt and the distribution paid to Nuance.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of March 31, 2020 (dollars in thousands):

	Contractual Payments Due in Fiscal Year
Contractual Obligations	2020	2021 - 2023	2024 - 2025	Thereafter	Total
Senior Facilities	$4,725	$63,450	$199,463	$-	$267,638
Interest payable on Senior Facilities (1)	10,656	57,098	15,052	-	82,806
Operating leases	3,581	14,767	6,941	-	25,289
Financing leases	91	20	-	-	111
Total contractual cash obligations	$19,053	$135,335	$221,456	$-	$375,844

(1)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements that may have a material impact on the consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill has been allocated to Cerence based upon its relative fair value as of March 31, 2018, when Cerence became a reporting unit of Nuance. Goodwill is reported at the reporting unit level. Upon consideration of the discrete financial information reviewed by our CODM, we have concluded that our goodwill is associated with one reporting unit.

Goodwill is not amortized but tested annually for impairment or when interim indicators of impairment are present. Upon our adoption of ASU 2017-04, "Simplifying the Test for Goodwill Impairment”, the test for goodwill impairment involves an assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. During the quantitative test, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than the carrying value, the difference represents an impairment. If the fair value of the reporting unit is greater than the carrying value, no impairment is recognized.

On July 1, 2019, our goodwill was assessed for impairment as a reporting unit of Nuance. On July 1, 2019, the fair value of our reporting unit was determined using a combination of the income approach and the market approach. We assessed each valuation methodology based upon the relevance and availability of the data at the time and weighted the methodologies appropriately to calculate a fair value which exceeded the carrying value of our reporting unit by more than 50%.

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license and connected services revenues, we concluded that indicators of impairment were present as of March 31, 2020. We performed an interim assessment of goodwill and concluded that no impairment existed as the fair value of our reporting unit exceeded its carrying value as of March 31, 2020.

See Note 5 for further discussion on our goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

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

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our indebtedness related to the Senior Facilities. We are subject to interest rate risk because the borrowings under our Senior Facilities are subject to interest rates based on LIBOR. As of March 31, 2020, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Facilities would increase by approximately $3.43 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we believe the following factors may also present a material risk to our business, results of operations or financial condition:

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers.  Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, global automotive industry customer sales and production volumes. Vehicle production initially decreased significantly in China, which was first affected by COVID-19, then Europe and also the United States. Subsequent events resulted in the shutdown of manufacturing operations in China, Europe and the United States.  As a result, we have experienced, and may continue to experience, difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, the use of automobiles, increased difficulties in collecting payment obligations from our customers and the possibility customers will continue with existing projects.  These all may be further exacerbated by the global economic downturn resulting from the pandemic which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.

As COVID-19 pandemic continues, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, and other factors that cause a decrease in the production and sale of automobiles by our customers.  The production of automobiles with our products has been and may continue to be adversely affected with production delays and our ability to provide engineering support and implement design changes for customers may be impacted by restrictions on travel and quarantine policies put in place by businesses and governments.

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results.  In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

To the extent that the COVID-19 pandemic adversely affects our business, results of operations, financial condition or liquidity, it also may heighten many of the other risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Some of our employees represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.

Most of our employees in Europe are represented by workers councils or unions. Although we believe we have a good working relationship with our employees and their legal representatives, they must approve any changes in terms which may impede efforts to restructure our workforce.

Item 5. Other Information

As part of a series of measures to manage controllable expenses due to the unexpected disruption in vehicle production and the economic uncertainty caused by the COVID-19 pandemic, as part of the incremental cost reductions being implemented by the Company in response to the economic impacts of the COVID-19 pandemic, the Company implemented temporary reductions in salaries for the Chief Executive Officer and each current named executive officer as disclosed in the Company’s proxy statement for its 2020 annual stockholders meeting filed with the SEC on January 24, 2020, as well as other senior executives of the Company. The Chief Executive Officer’s base salary will temporarily be reduced by 20% and such named executive officers’ salaries will temporarily be reduced by 10%. The amounts reflected in these reductions may be paid by the Company in the future as determined by the Compensation Committee of the Board of Directors. The reductions in salary were effective as of April 1, 2020.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc., and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: May 8, 2020	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)