Form 10-Q
period 2020-06-30
Cerence Inc.
filed 2020-08-05
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39030

CERENCE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-4177087
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Wayside Road Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 362-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRNC	The Nasdaq Global Select Market

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

As of July 30, 2020, the registrant had 36,722,585 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence” or the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR JUNE 30, 2020

COMBINED STATEMENT OF OPERATIONS FOR JUNE 30, 2019

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues:
License	$32,454	$43,961	$117,843	$127,287
Connected services	24,996	19,717	71,148	55,830
Professional services	17,360	13,891	49,773	37,240
Total revenues	74,810	77,569	238,764	220,357
Cost of revenues:
License	820	521	2,344	1,428
Connected services	7,191	8,232	24,742	28,591
Professional services	17,529	12,943	48,773	36,132
Amortization of intangible assets	2,063	1,979	6,408	6,175
Total cost of revenues	27,603	23,675	82,267	72,326
Gross profit	47,207	53,894	156,497	148,031
Operating expenses:
Research and development	22,041	22,975	66,898	69,344
Sales and marketing	9,180	8,232	24,829	27,476
General and administrative	14,261	6,237	36,456	17,647
Amortization of intangible assets	3,120	3,132	9,376	9,396
Restructuring and other costs, net	3,301	9,691	13,725	17,147
Acquisition-related costs	—	366	—	783
Total operating expenses	51,903	50,633	151,284	141,793
(Loss) income from operations	(4,696)	3,261	5,213	6,238
Interest income	38	—	563	—
Interest expense	(5,546)	—	(19,043)	—
Other income (expense), net	(20,446)	(150)	(20,366)	100
(Loss) income before income taxes	(30,650)	3,111	(33,633)	6,338
(Benefit from) provision for income taxes	(2,469)	1,341	(6,185)	1,859
Net (loss) income	$(28,181)	$1,770	$(27,448)	$4,479
Net (loss) income per share:
Basic	$(0.77)	$0.05	$(0.76)	$0.12
Diluted	$(0.77)	$0.05	$(0.76)	$0.12
Weighted-average common share outstanding:
Basic	36,509	36,391	36,315	36,391
Diluted	36,509	36,391	36,315	36,391

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS FOR JUNE 30, 2020

COMBINED STATEMENT OF COMPREHENSIVE INCOME FOR JUNE 30, 2019

(Dollars in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(28,181)	$1,770	$(27,448)	$4,479
Other comprehensive income (loss):
Foreign currency translation adjustments	6,382	1,768	4,002	(1,412)
Pension adjustments	16	(138)	1,032	229
Total other comprehensive income (loss)	6,398	1,630	5,034	(1,183)
Comprehensive (loss) income	$(21,783)	$3,400	$(22,414)	$3,296

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2020 (UNAUDITED)

COMBINED BALANCE SHEET AS OF SEPTEMBER 30, 2019

(Dollars in thousands, except per share amounts)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$132,844	$-
Accounts receivable, net of allowances of $1,406 and $865 at June 30, 2020 and September 30, 2019, respectively	62,566	65,787
Deferred costs	6,679	9,195
Prepaid expenses and other current assets	34,389	17,343
Total current assets	236,478	92,325
Property and equipment, net	28,366	20,113
Deferred costs	36,913	32,428
Operating lease right of use assets	19,547	—
Goodwill	1,121,616	1,119,329
Intangible assets, net	50,152	65,561
Deferred tax assets	160,140	150,629
Other assets	15,863	3,444
Total assets	$1,669,075	$1,483,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,637	$16,687
Deferred revenue	116,894	88,233
Short-term operating lease liabilities	5,727	—
Short-term debt	6,250	—
Accrued expenses and other current liabilities	54,672	24,194
Total current liabilities	195,180	129,114
Long-term debt	267,172	—
Deferred revenue, net of current portion	219,197	265,051
Long-term operating lease liabilities	16,305	—
Other liabilities	32,528	21,536
Total liabilities	730,382	415,701
Commitments and contingencies (Note 10)
Stockholders' Equity:
Common stock, $0.01 par value, 600,000 shares authorized as of June 30, 2020; 36,520 shares issued and outstanding as of June 30, 2020	366	—
Net parent investment	-	1,097,127
Accumulated other comprehensive loss	(8,237)	(28,999)
Additional paid-in capital	974,012	—
Accumulated deficit	(27,448)	—
Total stockholders' equity	938,693	1,068,128
Total liabilities and stockholders' equity	$1,669,075	$1,483,829

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY

(Dollars in thousands)

(unaudited)

Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	36,458	365	949,916	733	-	(14,635)	936,379
Net loss	-	-	-	(28,181)	-	-	(28,181)
Other comprehensive income	-	-	-	-	-	6,398	6,398
Stock issued pursuant to employee stock plans	62	1	(696)	-	-	-	(695)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $629)	-	-	14,369	-	-	-	14,369
Stock-based compensation	-	-	10,423	-	-	-	10,423
Balance at June 30, 2020	36,520	$366	$974,012	$(27,448)	$—	$(8,237)	$938,693

Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2019	-	$-	$-	$-	$1,009,956	$(26,770)	$983,186
Net income	-	-	-	-	1,770	-	1,770
Other comprehensive income	-	-	-	-	-	1,630	1,630
Net transfer to Parent	-	-	-	-	(21,710)	-	(21,710)
Balance at June 30, 2019	-	$—	$—	$—	$990,016	$(25,140)	$964,876

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY (Cont.)

(Dollars in thousands)

(unaudited)

Nine Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net loss	-	-	-	(27,448)	-	-	(27,448)
Other comprehensive income	-	-	-	-	-	5,034	5,034
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Stock issued pursuant to employee stock plans	129	2	(1,615)	-	-	-	(1,613)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $629)	-	-	14,369	-	-	-	14,369
Stock-based compensation	-	-	21,748	-	-	-	21,748
Balance at June 30, 2020	36,520	$366	$974,012	$(27,448)	$—	$(8,237)	$938,693

Nine Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2018 (As reported, ASC 605)	-	$-	$-	$-	$1,017,276	$(23,957)	$993,319
Accumulated adjustment related to the adoption of ASC 606	-	-	-	-	6,974	-	6,974
Net income	-	-	-	-	4,479	-	4,479
Other comprehensive loss	-	-	-	-	-	(1,183)	(1,183)
Net transfer to Parent	-	-	-	-	(38,713)	-	(38,713)
Balance at June 30, 2019	-	$—	$—	$—	$990,016	$(25,140)	$964,876

Refer to accompanying Notes to the unaudited consolidated and combined financials statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR JUNE 30, 2020

COMBINED STATEMENT OF CASH FLOWS FOR JUNE 30, 2019

(Dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(27,448)	$4,479
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	22,704	21,522
Provision for doubtful accounts	525	—
Stock-based compensation	32,954	21,195
Non-cash interest expense	4,025	—
Loss on debt extinguishment	19,279	—
Deferred tax benefit	(12,572)	(469)
Changes in operating assets and liabilities:
Accounts receivable	3,853	(7,368)
Prepaid expenses and other assets	(21,328)	(5,513)
Deferred costs	(749)	1,876
Accounts payable	(170)	6,674
Accrued expenses and other liabilities	19,283	4,441
Deferred revenue	(21,779)	21,822
Net cash provided by operating activities	18,577	68,659
Cash flows from investing activities:
Capital expenditures	(16,075)	(2,868)
Net cash used in investing activities	(16,075)	(2,868)
Cash flows from financing activities:
Net transaction with Parent	12,964	(65,791)
Distribution to Parent	(152,978)	—
Proceeds from long-term debt, net of discount	547,719	—
Payments for long-term debt issuance costs	(5,765)	—
Principal payments of long-term debt	(270,000)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,613)	—
Principal payment of lease liabilities arising from a finance lease	(96)	—
Net cash provided by (used in) financing activities	130,231	(65,791)
Effects of exchange rate changes on cash and cash equivalents	111	—
Net change in cash and cash equivalents	132,844	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$132,844	$—
Supplemental information:
Cash paid for income taxes	$931	$2,329
Cash paid for interest	$14,344	$-

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

In connection with the Distribution, on September 30, 2019, we filed an Amended and Restated Certificate of Incorporation (the “Charter”) with the Secretary of State of the State of Delaware, which became effective on October 1, 2019. Our Amended and Restated By-laws also became effective on October 1, 2019. On October 2, 2019, our common stock began regular-way trading on the Nasdaq Global Select Market under the ticker symbol CRNC.

Business

Cerence Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company” or “Cerence”) is a global, premier provider of AI-powered assistants and innovations for connected and autonomous vehicles. Our customers include all major automobile original equipment manufacturers (“OEMs”), or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects.

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

As a result of the COVID-19 pandemic, local, state, and national governments responded to the spread of COVID-19 by implementing various forms of social distancing and shelter-in-place orders to citizens, which has limited economic activity. These extreme measures to slow the spread of COVID-19 have negatively impacted businesses of all sizes, including the automotive industry and its suppliers. Automotive production and shipments ceased or were not operating at full capacity in order to ensure the safety of workers. During the three months ended June 30, 2020, local, state, and national governments began a phased reopening of their respective economies. As a result, automotive production and shipments began to resume with the implementation of robust safety measures, including health assessment measures, personal protective equipment, and facility modifications to increase social distancing. Given the declines in automotive production and shipments, the COVID-19 pandemic has had a material impact on our billings and revenue recognized from licenses and billings from connected services, which may also continue beyond fiscal 2020.

We have taken numerous steps in our approach to addressing the COVID-19 pandemic. We have shifted a portion of our R&D and engineering workforces to support our professional service teams and their successful completion of customer project milestones to help mitigate the decline in revenues. We reduced expenses by limiting discretionary spending, reducing third-party contractors, deferring the hiring of new employees and implementing a reduction in our workforce. In order to further conserve cash outflows, we implemented temporary reductions in salaries for our current named executive officers and other senior executives.

We implemented our business continuity plans and our crisis response team is in place to respond to changes in our environment. At the onset of the COVID-19 pandemic, we instructed employees across 18 different countries and 24 office locations to work from home on a temporary basis. In accordance with local, state, and national guidelines, we have started reopening our offices to allow employees to return to work at their option. Given our investment in web-based applications and tools, we have experienced minimal declines in workforce efficiency to date as a result of employees working remotely. In addition, we have instituted strict restrictions on travel for all employees.

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

Note 2. Significant Accounting Policies

Principles of Consolidation

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2020. These unaudited interim consolidated financial statements should be read in conjunction with the audited combined financial statements and notes contained in our Annual Report on Form 10-K for the year ended September 30, 2019.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money-market funds with original maturities of 90 days or less. As of June 30, 2020, the estimated fair value of our money-market funds was $107.5 million. We estimated the fair value of our money-market funds from quoted prices for identical assets in active markets on the last trading day of the reporting period (Level 1).

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 18.2% of our accounts receivable, net balance at June 30, 2020. Two customers accounted for 12.9% and 10.0% of our accounts receivable, net balance at September 30, 2019.

Convertible Debt

We bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded within stockholders’ equity with an allocated issuance premium or discount. The debt issuance premium or discount is amortized to interest expense in our consolidated statement of operations using the effective interest method over the expected term of the convertible debt.

We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity.

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

Recently Issued Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. This standard is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Accumulated earnings (deficit) as of the beginning of the first reporting period in which the guidance of this standard is effective. We plan to adopt this new standard in the first quarter of our fiscal 2021. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

As of June 30, 2020, implementation efforts related to ASU 2016-13 are underway, including model development, identification of additional data needs for new reporting requirements, and drafting of accounting policies and internal controls. We believe our accounts receivable and contact assets balances fall within the scope of ASU 2016-13 and will be impacted upon adoption. We plan to use models and other estimation techniques that are sensitive to changes in economic conditions in order to estimate a reserve for financial assets. We also plan to apply qualitative factors that could be related to distinctive risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the reserve reflects our best estimate of current expected credit losses.

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

Revenue from software and technology licenses sold on a royalty basis, where the license of non-exclusive intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance ASC 606-10-55-65(A).

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues:
United States	$27,674	$29,303	$99,220	$96,997
Other Americas	8	334	16	966
Germany	21,082	22,287	61,401	51,117
Other Europe, Middle East and Africa	6,868	5,773	20,093	15,917
Japan	11,727	15,840	38,656	33,578
Other Asia-Pacific	7,451	4,032	19,378	21,782
Total net revenues	$74,810	$77,569	$238,764	$220,357

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to three customers accounted for $19.2 million, or 25.7%, $8.0 million, or 10.7%, and $7.8 million, or 10.5%, of revenues for the three months ended June 30, 2020. Revenues relating to one customer accounted for $56.4 million, or 23.6%, of revenues for the nine months ended June 30, 2020. Two customers accounted for $17.0 million, or 21.9%, and $8.5 million, or 11.0%, for the three months ended June 30, 2019. Two customers accounted for $44.9 million, or 20.4%, and $24.3 million, or 11.0%, of revenues for the nine months ended June 30, 2019.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of June 30, 2020, we had $4.7 million of contract acquisition costs. We had amortization expense of $0.3 million and $0.9 million related to these costs during the three and nine months ended June 30, 2020, respectively. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of June 30, 2020, we had $43.6 million of capitalized contract costs.

We had amortization expense of $4.0 million and $9.3 million related to these costs during the three and nine months ended June 30, 2020, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2019	$9,219
Revenues recognized but not billed	40,962
Amounts reclassified to accounts receivable, net	(24,980)
Balance as of June 30, 2020	$25,201

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2019	$353,284
Amounts billed but not recognized	76,100
Revenue recognized	(93,293)
Balance as of June 30, 2020	$336,091

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2020 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$154,390	$189,095	$60,020	$403,505

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units are reflected in diluted net (loss) income per share by applying the treasury stock method. Due to the net loss recognized for the three and nine months ended June 30, 2020, there were no dilutive shares.

The dilutive effect of the Notes (as defined in Note 12) is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of our Notes were not included in the calculation of diluted loss per share for the three and nine month ended June 30, 2020 due to their anti-dilutive impact as a result of our net loss position for the periods presented.

There were no Cerence equity awards outstanding prior to the Spin-Off, thus the computation of basic and diluted earnings per common share (“EPS”) for all prior periods disclosed was calculated using the shares issued in connection with the Spin-Off totaling 36.4 million shares.

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2020	2019	2020	2019
Numerator:
Net (loss) income - basic and diluted	(28,181)	1,770	(27,448)	4,479

Denominator:
Weighted average common shares outstanding - basic	36,509	36,391	36,315	36,391
Dilutive effect of restricted stock awards	-	-	-	-
Dilutive effect of contingently issuable stock awards	-	-	-	-
Dilutive effect of the Notes	-	-	-	-
Weighted average common shares outstanding - diluted	36,509	36,391	36,315	36,391

Net (loss) income per common share:
Basic	(0.77)	0.05	(0.76)	0.12
Diluted	(0.77)	0.05	(0.76)	0.12

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods because their inclusion would have been anti-dilutive. The following table set forth potential shares that were considered anti-dilutive at June 30, 2020 and for the three and nine months ended June 30, 2019:

	June 30,	Three Months Ended June 30,	Nine Months Ended June 30,
in thousands	2020	2019	2019
Restricted stock awards	2,533	-	-
Contingently issuable stock awards	522	-	-
Conversion option of our Notes	4,677	-	-

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

On March 31, 2020, we concluded that goodwill impairment indicators were present due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license revenue and connected services billings, therefore we performed an interim quantitative impairment test. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, which were revised to reflect the anticipated impact of the COVID-19 pandemic, to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for our reporting unit. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value of approximately $951 million as of March 31, 2020. The estimated fair value exceeded the $936 million carrying value of our reporting unit by approximately $15 million, or 2% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of March 31, 2020.

On June 30, 2020, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2020 are as follows (dollars in thousands):

Total
Balance as of October 1, 2019	$1,119,329
Effect of foreign currency translation	2,287
Balance as of June 30, 2020	$1,121,616

(b) Intangible Assets, Net

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license revenue and connected services billings, we concluded that indicators of impairment were present and performed an interim test for recoverability of our long-lived asset group as of March 31, 2020. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of March 31, 2020. As of June 30, 2020, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,805	$(71,551)	$37,254	3.2
Technology and patents	90,022	(77,124)	12,898	1.8
Total	$198,827	$(148,675)	$50,152

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,783	$(58,568)	$46,215	4.0
Technology and patents	116,757	(97,411)	19,346	2.5
Total	$221,540	$(155,979)	$65,561

Amortization expense related to intangible assets in the aggregate was $5.2 million and $5.1 million for the three months ended June 30, 2020 and 2019, respectively, and $15.8 million and $15.6 million for the nine months ended June 30, 2020 and 2019, respectively. We expect amortization of intangible assets to be approximately $5.0 million for the remainder of 2020.

Note 6. Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. As part of our acquisition of Voicebox Technologies Corporation (“Voicebox”), we assumed certain leases for various equipment, which we have accounted for as finance leases. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2020:

June 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	54.2
Finance leases	5.0
Weighted-average discount rate:
Operating leases	8.0%
Finance leases	8.4%

The following table presents the lease-related assets and liabilities reported in the consolidated balance sheet as of June 30, 2020 (dollars in thousands):

	Classification	June 30, 2020
Assets
Operating lease assets	Operating lease right of use assets	$19,547
Finance lease assets	Property and equipment, net	187
Total lease assets		$19,734

Liabilities
Current
Operating	Short-term operating lease liabilities	$5,727
Finance	Accrued expenses and other current liabilities	49
Noncurrent
Operating	Long-term operating lease liabilities	$16,305
Finance	Other liabilities	—
Total lease liability		$22,081

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within cost of revenues, research and development, marketing and selling, and general and administrative lines on the consolidated statements of operations. For financing leases, amortization of the finance right-of-use assets is included within research and development, marketing and selling, and general and administrative lines on the consolidated statements of operations, and interest expense is included within the other income (expense), net.

The following table presents lease expense for the three and nine months ended June 30, 2020 (dollars in thousands):

	Three months ended June 30, 2020	Nine months ended June 30, 2020
Finance lease costs:
Amortization of right-of-use asset	$33	$102
Interest on lease liability	1	3
Operating lease cost	2,209	6,059
Short-term lease cost	-	-
Variable lease cost	347	1,021
Sublease income	(47)	(157)
Total lease cost	$2,543	$7,028

For operating leases, the related cash payments are included in the operating cash flows on the consolidated statements of cash flows. For the three and nine months ended June 30, 2020, cash payments related to operating leases were $2.1 million and $5.7 million, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the consolidated statement of cash flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the consolidated statement of cash flows. For the three months ended June 30, 2020, cash payments related to financing leases were immaterial. For the nine months ended June 30, 2020, cash payments related to financing leases were $0.1 million, of which an immaterial amount related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2020 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases
2020 (excluding nine months ended June 30, 2020)	$2,089	$30
2021	6,757	20
2022	5,628	—
2023	4,178	—
2024	3,735	—
Thereafter	4,060	—
Total future minimum lease payments	$26,447	$50
Less effects of discounting	(4,415)	(1)
Total lease liabilities	$22,032	$49
Reported as of June 30, 2020
Short-term lease liabilities	$5,727	$49
Long-term lease liabilities	16,305	—
Total lease liabilities	$22,032	$49

The future minimum lease commitments under non-cancelable leases at September 30, 2019 were as follows (dollars in thousands):

Year Ending September 30,
2020	$6,323
2021	5,421
2022	4,493
2023	3,237
2024	2,922
Thereafter	4,039
Total	$26,435

Note 7. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2020	September 30, 2019
Compensation	$31,499	$13,031
Cost of revenue related liabilities	4,283	1,668
Sales and other taxes payable	12,055	219
Professional fees	3,160	3,863
Facilities related liabilities	194	273
Other	3,481	5,140
Total	$54,672	$24,194

Note 8. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2020 (dollars in thousands):

	Personnel	Facilities	Separation	Total
Balance at October 1, 2019	$489	$26	$3,876	$4,391
Restructuring and other costs, net	3,133	—	10,592	13,725
Cash payments	(2,429)	(15)	(12,267)	(14,711)
Foreign exchange impact on ending balance	(3)	—	—	(3)
Balance at June 30, 2020	$1,190	$11	$2,201	$3,402

The following table sets forth restructuring and other costs recognized for the three and nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Personnel	$2,452	$490	$3,133	$47
Facilities	—	31	—	1,705
Separation	849	9,170	10,592	15,395
Restructuring and other costs, net	$3,301	$9,691	$13,725	$17,147

Fiscal Year 2020

For the three months ended June 30, 2020, we recorded restructuring charges of $3.3 million, which included a $2.5 million severance charge related to the elimination of personnel, and $0.8 million related to the costs incurred to establish the Cerence business as a standalone public company.

For the nine months ended June 30, 2020, we recorded restructuring charges of $13.7 million, which included a $3.1 million severance charge related to the elimination of personnel, and $10.6 million related to costs incurred to establish the Cerence business as a standalone public company.

Fiscal Year 2019

For the three months ended June 30, 2019, we recorded restructuring charges of $9.7 million, which included a $0.5 million severance charge related to the elimination of personnel across multiple functions, and $9.2 million related to professional services fees incurred to establish the Cerence business as a standalone public company.

For the nine months ended June 30, 2019, we recorded restructuring charges of $17.1 million, which included a $1.7 million charge resulting from the restructuring of facilities that will no longer be utilized, and $15.4 million related to professional services fees incurred to establish the Cerence business as a standalone public company.

Note 9. Stockholder’s Equity

Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or Preferred Stock, and 560,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”).

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

Restricted Units

Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2019	—	—	—	$—
Granted	2,733,884	776,096	3,509,980	$17.59
Vested	(207,939)	—	(207,939)	$16.88
Forfeited	(45,633)	(5,506)	(51,139)	$17.30
Non-vested at June 30, 2020	2,480,312	770,590	3,250,902	$17.63	1.06	$132,756
Expected to vest			3,250,902	$17.63	1.06	$132,756

Stock-based Compensation

In May 2020, we modified the performance targets for certain of the restricted stock units issued pursuant to our 2019 Equity Incentive Plan at the beginning of fiscal 2020. Stock-based compensation for the anticipated restricted stock units has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

Stock-based compensation was included in the following captions in our consolidated statements of operations for the three and nine months ended June 30, 2020 and combined statement of operations for the three and nine months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of licensing	$—	$6	$—	$14
Cost of connected services	423	96	963	713
Cost of professional services	1,718	225	3,022	733
Research and development	5,001	4,600	9,924	11,344
Sales and marketing	3,223	1,319	6,589	4,353
General and administrative	7,060	1,582	12,456	4,038
	$17,425	$7,828	$32,954	$21,195

Note 10. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2020, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

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

As of June 30, 2020, we have a $2.2 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.3 million in the aggregate. These letters of credit have various terms and expire during fiscal 2021 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 11. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Domestic	$(37,807)	$6,434	$(42,875)	$85
Foreign	7,157	(3,323)	9,242	6,253
(Loss) income before income taxes	$(30,650)	$3,111	$(33,633)	$6,338

The components of (benefit from) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Domestic	$(6,076)	$1,819	$(6,867)	$5
Foreign	3,607	(478)	682	1,854
(Benefit from) provision for income taxes	$(2,469)	$1,341	$(6,185)	$1,859
Effective income tax rate	8.1%	43.1%	18.4%	29.3%

The Coronavirus Aid, Relief, and Economic Security Act (“CARES ACT”) became law on March 27, 2020. The CARES ACT was in response to the market volatility and instability resulting from the COVID-19 pandemic and includes provisions to support individuals and businesses in the form of loans, grants, and tax changes, among other types of relief. The CARES ACT did not have a material impact on our (benefit from) provision for income taxes during the period.

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

Our effective income tax rate was 8.1% for the three months ended June 30, 2020, compared to 43.1% for the three months ended June 30, 2019. The effective rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax laws changes. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Our effective income tax rate was 18.4% for the nine months ended June 30, 2020, compared to 29.3% for the nine months ended June 30, 2019. The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax laws changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the nine months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Note 12. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	September 30, 2019
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $19,400 and deferred issuance costs of $4,898 at June 30, 2020. Effective interest rate 6.29%.	$150,702	$—
Senior Credit Facilities, net of unamortized discount of $1,942 and deferred issuance costs of $337 at June 30, 2020. Effective interest rate 4.03%.	122,720	—
Total debt	$273,422	$—
Less: current portion	(6,250)	—
Total long-term debt	$267,172	$—

The following table summarizes the maturities of our borrowing obligations as of June 30, 2020 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2020	$—	$1,562	$1,562
2021	—	6,250	6,250
2022	—	7,813	7,813
2023	—	12,500	12,500
2024	—	96,875	96,875
Thereafter	175,000	—	175,000
Total before unamortized discount and issuance costs and current portion	$175,000	$125,000	$300,000
Less: unamortized discount and issuance costs	(24,298)	(2,280)	(26,578)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$150,702	$116,470	$267,172

3.00% Senior Convertible Notes due 2025

On June 2, 2020, in an effort to refinance our debt structure, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs. We used net proceeds from the issuance of the Notes to repay a portion of our indebtedness under the Credit Agreement, dated October 1, 2019, by and among the Company, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Existing Facility”).

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

A holder of Notes may convert all or any portion of its Notes at its option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we calls such Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes at any time, regardless of the foregoing.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we delivers a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the Notes prior to June 5, 2023. We may redeem for cash all or any portion of the Notes, at our option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable.

At issuance, we accounted for the Notes by allocating proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their expected term as interest expense using the interest method. Upon issuance of the Notes, we recorded $155.3 million as debt and $19.7 million as additional paid-in capital in stockholders’ equity.

We incurred transaction costs of $5.6 million relating to the issuance of the Notes. In accounting for these costs, we allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $5.0 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method. The transaction costs allocated to the equity component of approximately $0.6 million were recorded as a decrease in additional paid-in capital.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2020 was as follows (dollars in thousands):

Three and Nine Months Ended June 30, 2020
Contractual interest expense	$431
Amortization of debt discount	276
Amortization of issuance costs	70
Total interest expense related to the Notes	$777

As of June 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

As of June 30, 2020, the estimated fair value of our Notes was $233.7 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheet.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Convertible Senior Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2020, there were no amounts outstanding under the Revolving Facility.

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

We are obligated to make quarterly principal payments on the last day of each quarter in an aggregate annual amount equal to 5.0% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments will commence on September 30, 2020.

Interest accrues on outstanding borrowings under the Senior Facilities at a rate, at the option of the Borrower, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50% per annum), in each case, plus an applicable margin.  Initially, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%.  Following delivery of a compliance certificate for the first full fiscal quarter after the Financing Closing Date, the applicable margins for the Senior Credit Facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.50% or ABR plus 2.50%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 3.25% or ABR plus 2.25%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%. Total interest expense relating to the Senior Credit Facilities for the three and nine months ended June 30, 2020 was $0.3 million, reflecting the coupon and accretion of the discount.

Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request, and each lender may agree in its sole discretion, to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receives net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly commencing with the quarter ended September 30, 2020, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events.

Existing Facilities

On October 1, 2019, in connection with the Spin-Off, we entered into an Existing Facility consisting of a five-year senior secured term loan facility in the aggregate principal amount of $270.0 million. The net proceeds from the issuance of the Existing Facility were $249.7 million, which was primarily intended to finance a cash distribution of approximately $153.0 million to Nuance and provide approximately $110.0 million initial support for the cash flow needs of the Cerence business. We also entered into a 54-month senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow (the “Existing Revolving Facility” and collectively with the Existing Facility, the “Existing Facilities”).

During June 2020, in connection with the issuance of the Notes and Senior Credit Facilities, we initiated prepayments towards our Existing Facilities in the amount of $267.6 million in cash. As a result, we recorded $267.6 million extinguishment of debt and $19.3 million loss on the extinguishment of debt. As of June 30, 2020, our obligations related to the Existing Facilities have been settled. Total interest expense relating to the Existing Facilities for the three and nine months ended June 30, 2020 was $4.4 million and $18.0 million, respectively, reflecting the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Consolidated and Combined Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on December 19, 2019. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, and the impact of the COVID-19 pandemic on our business, results of operations and financial condition, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2019, as updated by Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

Overview

We build automotive cognitive assistance solutions to power natural and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include all major OEMs or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. As a premier supplier to the automotive industry, we were adversely impacted by the decline in automotive production and shipments due to the temporary shutdown of our customers’ factories during our third fiscal quarter of 2020. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. During the three months ended June 30, 2020, the COVID-19 pandemic has had a material impact on our billings and revenue recognized from licenses and billings from connected services, which may also continue beyond fiscal 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers.

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

We implemented our business continuity plans and our crisis response team is in place to respond to changes in our environment. At the onset of the COVID-19 pandemic, we instructed employees across 18 different countries and 24 office locations to work from home on a temporary basis. In accordance with local, state, and national guidelines, we have started reopening our offices to allow employees to return to work at their option. Given our investment in web-based applications and tools, we have experienced minimal declines in workforce efficiency to date as a result of employees working remotely. In addition, we have instituted strict restrictions on travel for all employees.

Basis of Presentation

Fiscal 2020

The accompanying unaudited consolidated financial statements at and for the three and nine months ended June 30, 2020 include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal 2019

All prior period information is presented on a combined basis. The accompanying combined financial statements at and for the three and nine months ended June 30, 2019 have been derived from Nuance’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business.

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

For the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

•Total revenue decreased by $2.8 million, or 3.6%, to $74.8 million from $77.6 million.

•Operating margin decreased 10.5 percentage points to negative 6.3% from 4.2%.

•Cash provided by operating activities was $19.3 million, a decrease of $7.1 million from cash provided by operating activities.

For the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019:

•Total revenue increased by $18.4 million, or 8.4%, to $238.8 million from $220.4 million.

•Operating margin decreased 0.6 percentage points to 2.2% from 2.8%.

•Cash provided by operating activities was $18.6 million, a decrease of $50.1 million from cash provided by operating activities.

Operating Results

The following table shows the consolidated statement of operations for the three and nine months ended June 30, 2020 and the combined statement of operations for the three and nine months ended June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue:
License	$32,454	$43,961	$117,843	$127,287
Connected services	24,996	19,717	71,148	55,830
Professional services	17,360	13,891	49,773	37,240
Total revenues	74,810	77,569	238,764	220,357
Cost of Revenue:
License	820	521	2,344	1,428
Connected services	7,191	8,232	24,742	28,591
Professional services	17,529	12,943	48,773	36,132
Amortization of intangibles	2,063	1,979	6,408	6,175
Total cost of revenues	27,603	23,675	82,267	72,326
Gross Profit	47,207	53,894	156,497	148,031
Operating Expenses:
Research and development	22,041	22,975	66,898	69,344
Sales and marketing	9,180	8,232	24,829	27,476
General and administrative	14,261	6,237	36,456	17,647
Amortization of intangible assets	3,120	3,132	9,376	9,396
Restructuring and other costs, net	3,301	9,691	13,725	17,147
Acquisition-related costs	—	366	—	783
Total operating expenses	51,903	50,633	151,284	141,793
(Loss) income from operations	(4,696)	3,261	5,213	6,238
Interest income	38	—	563	—
Interest expense	(5,546)	—	(19,043)	—
Other income (expense), net	(20,446)	(150)	(20,366)	100
(Loss) income before income taxes	(30,650)	3,111	(33,633)	6,338
(Benefit from) provision for income taxes	(2,469)	1,341	(6,185)	1,859
Net (loss) income	$(28,181)	$1,770	$(27,448)	$4,479

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

Restructuring and other costs are related to reorganizing our business, including costs associated with employee severance, closing and opening facilities, terminating contracts, and separation costs related to establishing the Cerence business as a standalone public company.

Acquisition-related costs include transition and integration costs, professional service fees, and fair value adjustments related to business and asset acquisitions, including potential acquisitions.

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Existing Facilities, Notes, and Senior Facilities.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2020	% of Total	2019	% of Total	2020 vs. 2019
License	$32,454	43%	$43,961	57%	(26)%
Connected services	24,996	33%	19,717	25%	27%
Professional services	17,360	23%	13,891	18%	25%
Total revenues	$74,810		$77,569		(4)%

Total revenues for the three months ended June 30, 2020 were $74.8 million, a decrease of $2.8 million, or 3.6%, from $77.6 million for the three months ended June 30, 2019. The decrease in revenues was driven by declines in license revenue, which were a result of the COVID-19 pandemic. The decrease was partly offset by increased demand for our connected and professional services. As a result of the COVID-19 pandemic, we anticipate our license revenue to continue to be negatively impacted during the fourth quarter of fiscal 2020.

License Revenue

License revenue for the three months ended June 30, 2020 was $32.5 million, a decrease of $11.5 million, or 26.2%, from $44.0 million for the three months ended June 30, 2019. The decrease in license revenue was driven by the COVID-19 pandemic, which resulted in declining reported royalties from ongoing agreements. As a percentage of total revenues, license revenue decreased by 13.3 percentage points from 56.7% for the three months ended June 30, 2019 to 43.4% for the three months ended June 30, 2020.

Connected Services Revenue

Connected services revenue for the three months ended June 30, 2020 was $25.0 million, an increase of $5.3 million, or 26.8%, from $19.7 million for the three months ended June 30, 2019. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue increased by 8.0 percentage points from 25.4% for the three months ended June 30, 2019 to 33.4% for the three months ended June 30, 2020.

Professional Services Revenue

Professional service revenue for the three months ended June 30, 2020 was $17.4 million, an increase of $3.5 million, or 25.0%, from $13.9 million for the three months ended June 30, 2019. This increase was primarily driven by our continued focus on integration and customization services related to our edge software. As a percentage of total revenues, professional services revenue increased by 5.3 percentage points from 17.9% for the three months ended June 30, 2019 to 23.2% for the three months ended June 30, 2020. We plan to continue our focus on professional service revenue streams during the fourth quarter of fiscal 2020 in an effort to help mitigate anticipated declines in license revenue, as a result of the COVID-19 pandemic.

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2020	% of Total	2019	% of Total	2020 vs. 2019
License	$117,843	49%	$127,287	58%	(7)%
Connected services	71,148	30%	55,830	25%	27%
Professional services	49,773	21%	37,240	17%	34%
Total revenues	$238,764		$220,357		8%

Total revenues for the nine months ended June 30, 2020 were $238.8 million, an increase of $18.4 million, or 8.4%, from $220.4 million for the nine months ended June 30, 2019. This growth was primarily driven by increased demand for our connected and professional services. The increase in revenues was partly offset by declines in license revenue, which were a result of the COVID-19 pandemic. We anticipate license revenue will continue to decline as a result of the COVID-19 pandemic during the fourth quarter of fiscal 2020.

License Revenue

License revenue for the nine months ended June 30, 2020 was $117.8 million, a decrease of $9.4 million, or 7.4%, from $127.3 million for the nine months ended June 30, 2019. The decrease in license revenue was driven by the COVID-19 pandemic, which resulted in declining reported royalties from ongoing agreements. As a percentage of total revenues, license revenue decreased by 8.4 percentage points from 57.8% for the nine months ended June 30, 2019 to 49.4% for the nine months ended June 30, 2020.

Connected Services Revenue

Connected services revenue for the nine months ended June 30, 2020 was $71.1 million, an increase of $15.3 million, or 27.4%, from $55.8 million for the nine months ended June 30, 2019. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue increased by 4.5 percentage points from 25.3% for the nine months ended June 30, 2019 to 29.8% for the nine months ended June 30, 2020.

Professional Services Revenue

Professional service revenue for the nine months ended June 30, 2020 was $49.8 million, an increase of $12.5 million, or 33.7%, from $37.2 million for the nine months ended June 30, 2019. This increase was primarily driven by our continued focus on integration and customization services related to our edge software. As a percentage of total revenues, professional services revenue increased by 3.9 percentage points from 16.9% for the nine months ended June 30, 2019 to 20.8% for the nine months ended June 30, 2020. We plan to continue our focus on professional service revenue streams during the fourth quarter of fiscal 2020 in an effort to help mitigate anticipated declines in license revenue, as a result of the COVID-19 pandemic.

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
License	$820	$521	57%
Connected services	7,191	8,232	(13)%
Professional services	17,529	12,943	35%
Amortization of intangibles	2,063	1,979	4%
Total cost of revenues	$27,603	$23,675	17%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
License	$31,634	$43,440	(27)%
Connected services	17,805	11,485	55%
Professional services	(169)	948	118%
Amortization of intangibles	(2,063)	(1,979)	(4)%
Total gross profit	$47,207	$53,894	(12)%

Total cost of revenues for the three months ended June 30, 2020 were $27.6 million, an increase of $3.9 million, or 16.6%, from $23.7 million for the three months ended June 30, 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced a decrease in total gross profit of $6.7 million, or 12.4%, from $53.9 million for the three months ended June 30, 2019 to $47.2 million for the three months ended June 30, 2020, which was primarily driven by decreases in license revenue during the period.

Cost of License Revenue

Cost of license revenue for the three months ended June 30, 2020 was $0.8 million, an increase of $0.3 million, or 57.4%, from $0.5 million for the three months ended June 30, 2019. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue increased by 0.8 percentage points from 2.2% for the three months ended June 30, 2019 to 3.0% for the three months ended June 30, 2020.

License gross profit decreased by $11.8 million, or 27.2%, for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019, primarily due to declines in license revenue recognized during the period.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended June 30, 2020 was $7.2 million, a decrease of $1.0 million, or 12.6%, from $8.2 million for the three months ended June 30, 2019. Cost of connected services revenue decreased primarily as a result of lower internal allocated labor costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 8.7 percentage points from 34.8% for the three months ended June 30, 2019 to 26.1% for the three months ended June 30, 2020.

Connected services gross profit increased $6.3 million, or 55.0%, from $11.5 million for the three months ended June 30, 2019 to $17.8 million for the three months ended June 30, 2020, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure costs.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended June 30, 2020 was $17.5 million, an increase of $4.6 million, or 35.4%, from $12.9 million for the three months ended June 30, 2019. Cost of professional services revenue increased primarily due to investments in professional services staff to meet customer program demands. Investments included increases in stock-based compensation expenses of $1.5 million and internal allocated labor costs of $2.0 million. As a percentage of total cost of revenues, cost of professional services revenue increased by 8.8 percentage points from 54.7% for the three months ended June 30, 2019 to 63.5% for the three months ended June 30, 2020.

Professional services gross profit decreased $1.1 million, or 117.8%, from $0.9 million for the three months ended June 30, 2019 to negative $0.2 million for the three months ended June 30, 2020, which was due to investments in professional service staff.

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
License	$2,344	$1,428	64%
Connected services	24,742	28,591	(13)%
Professional services	48,773	36,132	35%
Amortization of intangibles	6,408	6,175	4%
Total cost of revenues	$82,267	$72,326	14%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
License	$115,499	$125,859	(8)%
Connected services	46,406	27,239	70%
Professional services	1,000	1,108	(10)%
Amortization of intangibles	(6,408)	(6,175)	(4)%
Total gross profit	$156,497	$148,031	6%

Total cost of revenues for the nine months ended June 30, 2020 were $82.3 million, an increase of $9.9 million, or 13.7%, from $72.3 million for the nine months ended June 30, 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $8.5 million, or 5.7%, from $148.0 million for the nine months ended June 30, 2019 to $156.5 million for the nine months ended June 30, 2020, which was primarily driven by increased demand for our connected services solutions.

Cost of License Revenue

Cost of license revenue for the nine months ended June 30, 2020 was $2.3 million, an increase of $0.9 million, or 64.1%, from $1.4 million for the nine months ended June 30, 2019. Cost of license revenue increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue increased by 0.9 percentage points from 2.0% for the nine months ended June 30, 2019 to 2.8% for the nine months ended June 30, 2020.

License gross profit decreased by $10.4 million, or 8.2%, for the nine months ended June 30, 2020 primarily due to declines in license revenue recognized during the period.

Cost of Connected Services Revenue

Cost of connected services revenue for the nine months ended June 30, 2020 was $24.7 million, a decrease of $3.8 million, or 13.5%, from $28.6 million for the nine months ended June 30, 2019. Cost of connected services revenue decreased primarily as a result of lower internal allocated labor costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 9.5 percentage points from 39.5% for the nine months ended June 30, 2019 to 30.1% for the nine months ended June 30, 2020.

Connected services gross profit increased $19.2 million, or 70.4%, from $27.2 million for the nine months ended June 30, 2019 to $46.4 million for the nine months ended June 30, 2020, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure costs.

Cost of Professional Services Revenue

Cost of professional services revenue for the nine months ended June 30, 2020 was $48.8 million, an increase of $12.6 million, or 35.0%, from $36.1 million for the nine months ended June 30, 2019. Cost of professional services revenue increased primarily due to  investments in professional services staff to meet customer program demands. Investments included increases in stock-based compensation expenses of $2.3 million, compensation-related expenses of $3.5 million, and internal allocated labor costs of $3.9 million. As a percentage of total cost of revenues, cost of professional services revenue increased by 9.3 percentage points from 50.0% for the nine months ended June 30, 2019 to 59.3% for the nine months ended June 30, 2020.

Professional services gross profit decreased $0.1 million, or 9.7%, from $1.1 million for the nine months ended June 30, 2019 to $1.0 million for the nine months ended June 30, 2020, which was primarily due to investments in professional service staff.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Research and development	$22,041	$22,975	(4)%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2020 were $22.0 million, a decrease of $0.9 million, or 4.1%, from $23.0 million for the three months ended June 30, 2019. In response to the COVID-19 pandemic, we shifted a portion of our R&D workforce to support our professional service teams, which led to a decline in R&D expenses as a result of internal labor cost allocations, during the three months ended June 30, 2020. As a percentage of total operating expenses, R&D expenses decreased by 2.9 percentage points from 45.4% for the three months ended June 30, 2019 to 42.5% for the three months ended June 30, 2020. As a result of our response to the COVID-19 pandemic, we anticipate R&D expenses will continue to decline during the fourth quarter of fiscal 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Research and development	$66,898	$69,344	(4)%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

R&D expenses for the nine months ended June 30, 2020 were $66.9 million, a decrease of $2.4 million, or 3.5%, from $69.3 million for the nine months ended June 30, 2019. In response to the COVID-19 pandemic, we shifted a portion of our R&D workforce to support our professional service teams, which led to a decline in R&D expenses as a result of internal labor cost allocations, during the nine months ended June 30, 2020. As a percentage of total operating expenses, R&D expenses decreased by 4.7 percentage points from 48.9% for the nine months ended June 30, 2019 to 44.2% for the nine months ended June 30, 2020. As a result of our response to the COVID-19 pandemic, we anticipate R&D expenses will continue to decline during the fourth quarter of fiscal 2020.

Sales & Marketing Expenses

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$9,180	$8,232	12%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Sales and marketing expenses for the three months ended June 30, 2020 were $9.2 million, an increase of $0.9 million, or 11.5%, from $8.2 million for the three months ended June 30, 2019. The increase in sales and marketing expenses was primarily attributed to stock-based compensation expenses, which increased $1.9 million. The increase was partly offset by compensation expenses, which decreased $0.5 million, and travel-related expenses, which decreased $0.5 million. As a percentage of total operating expenses, sales and marketing expenses increased by 1.4 percentage points from 16.3% for the three months ended June 30, 2019 to 17.7% for the three months ended June 30, 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$24,829	$27,476	(10)%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Sales and marketing expenses for the nine months ended June 30, 2020 were $24.8 million, a decrease of $2.6 million, or 9.6%, from $27.5 million for the nine months ended June 30, 2019. Sales and marketing expenses decreased primarily as a result of lower compensation related expenses, including $1.2 million attributed to salary-related expenses and $2.3 million related to commission expenses, and travel-related expenses, which decreased $0.7 million. The decrease was partly offset by stock-based compensation expenses, which increased $2.2 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 3.0 percentage points from 19.4% for the nine months ended June 30, 2019 to 16.4% for the nine months ended June 30, 2020.

General & Administrative Expenses

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$14,261	$6,237	129%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

General and administrative expenses for the three months ended June 30, 2020 were $14.3 million, an increase of $8.0 million, or 128.7%, from $6.2 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to compensation expenses, which increased $1.8 million, stock-based compensation expense, which increased $5.5 million, and professional services, which increased $1.2 million. As a percentage of total operating expenses, general and administrative expenses increased by 15.2 percentage points from 12.3% for the three months ended June 30, 2019 to 27.5% for the three months ended June 30, 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$36,456	$17,647	107%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

General and administrative expenses for the nine months ended June 30, 2020 were $36.5 million, an increase of $18.8 million, or 106.6% from $17.6 million for the nine months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to compensation expenses, which increased $6.5 million, stock-based compensation expense, which increased $8.4 million, and professional services, which increased $3.9 million. As a percentage of total operating expenses, general and administrative expenses increased by 11.7 percentage points from 12.4% for the nine months ended June 30, 2019 to 24.1% for the nine months ended June 30, 2020.

Amortization of Intangible Assets

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Cost of revenues	$2,063	$1,979	4%
Operating expense	3,120	3,132	(0)%
Total amortization	$5,183	$5,111	1%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Intangible asset amortization for the three months ended June 30, 2020 was $5.2 million, an increase of $0.1 million, or 1.4%, from $5.1 million for the three months ended June 30, 2019. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying consolidated and combined statements of operations. Amortization expense for customer relationships is included in operating expenses in the accompanying consolidated and combined statements of operations. The increase primarily relates to the composition of intangible assets allocated to the Cerence business prior to the Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.9 percentage points from 8.4% for the three months ended June 30, 2019 to 7.5% for the three months ended June 30, 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.2 percentage points from 6.2% for the three months ended June 30, 2019 as compared to 6.0% for the three months ended June 30, 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Cost of revenues	$6,408	$6,175	4%
Operating expense	9,376	9,396	(0)%
Total amortization	$15,784	$15,571	1%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Intangible asset amortization for the nine months ended June 30, 2020 was $15.8 million, an increase of $0.2 million, or 1.4%, from $15.6 million for the nine months ended June 30, 2019. The increase primarily relates to the composition of intangible assets allocated to the Cerence business prior to the Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.7 percentage points from 8.5% for the nine months ended June 30, 2019 to 7.8% for the nine months ended June 30, 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.4 percentage points from 6.6% for the nine months ended June 30, 2019 to 6.2% for the nine months ended June 30, 2020.

Restructuring and Other Costs, Net

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Restructuring and other costs, net	$3,301	$9,691	(66)%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Restructuring and other costs, net for the three months ended June 30, 2020 were $3.3 million, a decrease of $6.4 million, or 65.9%, from $9.7 million for the three months ended June 30, 2019. The decrease in restructuring and other costs, net was primarily attributed to the winding down of costs to establish the Cerence business as a standalone public company during the three months ended June 30, 2020. The decrease was partly offset by severance charges related to our cost efficiency program implemented in response to the COVID-19 pandemic. As a percentage of total operating expenses, restructuring and other costs, net decreased by 12.8 percentage points from 19.1% for the three months ended June 30, 2019 to 6.4% for the three months ended June 30, 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Restructuring and other costs, net	$13,725	$17,147	(20)%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Restructuring and other costs, net for the nine months ended June 30, 2020 were $13.7 million, a decrease of $3.4 million, or 20.0%, from $17.1 million for the nine months ended June 30, 2019. The decrease in restructuring and other costs, net was primarily attributed to the winding down of costs to establish the Cerence business as a standalone public company during the nine months ended June 30, 2020. The decrease was partly offset by severance charges related to our cost efficiency program implemented in response to the COVID-19 pandemic. As a percentage of total operating expenses, restructuring and other costs, net increased by 3.0 percentage points from 12.1% for the nine months ended June 30, 2019 to 9.1% for the nine months ended June 30, 2020.

Acquisition-related Costs

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Acquisition-related costs	$-	$366	(100)%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

There were no acquisition-related costs for the three months ended June 30, 2020, a decrease of $0.4 million, from $0.4 million for the three months ended June 30, 2019. Acquisition costs in the prior period related to integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. We did not have any acquisition activities in the three months ended June 30, 2020. As a percentage of total operating expenses, acquisition-related costs decreased by 0.7 percentage points from 0.7% for the three months ended June 30, 2019 to 0.0% for the three months ended June 30, 2020.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Acquisition-related costs	$-	$783	(100)%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

There were no acquisition-related costs for the nine months ended June 30, 2020, a decrease of $0.8 million, from $0.8 million for the nine months ended June 30, 2019. Acquisition costs in the prior period related to integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. We did not have any acquisition activities in the nine months ended June 30, 2020. As a percentage of total operating expenses, acquisition-related costs decreased by 0.6 percentage points from 0.6% for the nine months ended June 30, 2019 to 0.0% for the nine months ended June 30, 2020.

Total Other Expense, Net

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Interest income	$38	$-	100%
Interest expense	(5,546)	-	(100)%
Other income (expense), net	(20,446)	(150)	13531%
Total other expense, net	$(25,954)	$(150)	17203%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Total other expense, net for the three months ended June 30, 2020 was expense of $26.0 million, an increase of $25.8 million from $0.2 million of income for the three months ended June 30, 2019. The increase from the prior year was primarily attributed to $19.3 million loss on the extinguishment of debt related to our Existing Facilities. In addition, we incurred interest expenses related to our outstanding borrowing obligations during the three months ended June 30, 2020. For further information, see “Liquidity and Capital Resources” below.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Interest income	$563	$-	100%
Interest expense	(19,043)	-	(100)%
Other income (expense), net	(20,366)	100	(20466)%
Total other expense, net	$(38,846)	$100	(38946)%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Total other expense, net for the nine months ended June 30, 2020 was expense of $38.8 million, an increase of $38.9 million from $0.1 million of income for the nine months ended June 30, 2019. The increase from the prior year was primarily attributed to a $19.3 million loss on the extinguishment of debt related to our Existing Facilities. In addition, we incurred interest expenses related to our outstanding borrowing obligations during the nine months ended June 30, 2020.

(Benefit from) provision for Income Taxes

	Three Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
(Benefit from) provision for income taxes	$(2,469)	$1,341	(284)%
Effective income tax rate%	8.1%	43.1%

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Our effective income tax rate for the three months ended June 30, 2020 was 8.1%, compared to 43.1% for the three months ended June 30, 2019. Consequently, our benefit from income taxes for the three months ended June 30, 2020 was $2.5 million, a net change of $3.8 million from a provision for income taxes of $1.3 million for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax law changes. The effective tax rate for the three months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
(Benefit from) provision for income taxes	$(6,185)	$1,859	(433)%
Effective income tax rate%	18.4%	29.3%

Nine Months Ended June 30, 2020 Compared with Nine Months Ended June 30, 2019

Our effective income tax rate for the nine months ended June 30, 2020 was 18.4%, compared to 29.3% for the nine months ended June 30, 2019. Consequently, our benefit from income taxes for the nine months ended June 30, 2020 was $6.2 million, a net change of $8.0 million, or 432.7%, from a provision for income taxes of $1.9 million for the nine months ended June 30, 2019. The effective tax rate for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter. The effective tax rate for the nine months ended June 30, 2019 differed from the U.S. federal statutory rate of 21.0% primarily due to our earnings in foreign jurisdictions.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Upon the Distribution, Nuance allocated $110.0 million in cash and cash equivalents to the Cerence business, which was adequate to meet the short-term net working capital needs of our business at the close of the Distribution. More specifically, as of June 30, 2020, net working capital of our business, excluding current deferred revenue and deferred cost, was $151.5 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $132.8 million of cash and cash equivalents as of June 30, 2020, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Credit Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ending September 30, 2020.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, and reducing operating costs by delaying research and development programs, initiating a workforce reduction, and substantially reducing discretionary spending. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets.  An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, in an effort to refinance our debt structure, we issued $175.0 million in aggregate principal amount of Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between the Company and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs. We used net proceeds from the issuance of the Notes to repay a portion of our indebtedness related to the Existing Facility.

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

A holder of Notes may convert all or any portion of its Notes at its option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we calls such Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes at any time, regardless of the foregoing.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we delivers a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the Notes prior to June 5, 2023. We may redeem for cash all or any portion of the Notes, at its option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes contain customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable.

At issuance, we accounted for the Notes by allocating proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their term as interest expense using the interest method. Upon issuance of the Notes, we recorded $155.3 million as debt and $19.7 million as additional paid-in capital in stockholders’ equity.

We incurred transaction costs of $5.6 million relating to the issuance of the Notes. In accounting for these costs, we allocated the costs of the offering between debt and equity in proportion to the fair value of the debt and equity recognized. The transaction costs allocated to the debt component of approximately $5.0 million were recorded as a direct deduction from the face amount of the Notes and are being amortized as interest expense over the term of the Notes using the interest method. The transaction costs allocated to the equity component of approximately $0.6 million were recorded as a decrease in additional paid-in capital.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2020 was as follows (dollars in thousands):

Three and Nine Months Ended June 30, 2020
Contractual interest expense	$431
Amortization of debt discount	276
Amortization of issuance costs	70
Total interest expense related to the Notes	$777

As of June 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

As of June 30, 2020, the estimated fair value of our Notes was $233.7 million. We estimated the fair value based on the quoted market prices in an inactive market on the last trading day of the reporting period (Level 2). The Notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheet.

Senior Credit Facilities

On June 12, 2020, in connection with our effort to refinance our existing indebtedness, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2020, there were no amounts outstanding under the Revolving Facility.

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

We are obligated to make quarterly principal payments on the last day of each quarter in an aggregate annual amount equal to 5.0% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments will commence on September 30, 2020.

Interest accrues on outstanding borrowings under the Senior Facilities at a rate, at the option of the Borrower, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50% per annum), in each case, plus an applicable margin.  Initially, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%.  Following delivery of a compliance certificate for the first full fiscal quarter after the Financing Closing Date, the applicable margins for the Senior Credit Facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.50% or ABR plus 2.50%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 3.25% or ABR plus 2.25%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%. Total interest expense relating to the Senior Credit Facilities for the three and nine months ended June 30, 2020 was $0.3 million, reflecting the coupon and accretion of the discount.

Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request and each lender may agree in its sole discretion, to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receives net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly commencing with the quarter ended September 30, 2020, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events.

Existing Facilities

On October 1, 2019, in connection with the Spin-Off, we entered into an Existing Facility consisting of a five-year senior secured term loan facility in the aggregate principal amount of $270.0 million. The net proceeds from the issuance of the Existing Facility were $249.7 million, which was primarily intended to finance a cash distribution of approximately $153.0 million to Nuance and provide approximately $110.0 million initial support for the cash flow needs of the Cerence business. We also entered into a 54-month Existing Revolving Facility in an aggregate principal amount of $75.0 million, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow.

During June 2020, in connection with the issuance of the Notes and Senior Credit Facilities, we initiated prepayments towards our Existing Facilities in the amount of $267.6 million in cash. As a result, we recorded $267.6 million extinguishment of debt and $19.3 million loss on the extinguishment of debt. As of June 30, 2020, our obligations related to the Existing Facilities have been settled. Total interest expense relating to the Existing Facilities for the three and nine months ended June 30, 2020 was $4.4 million and $18.0 million, respectively, reflecting the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2020 and 2019, as reflected in the unaudited consolidated and combined statement of cash flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$18,577	$68,659	(73)%
Net cash used in investing activities	(16,075)	(2,868)	460%
Net cash provided by (used in) financing activities	130,231	(65,791)	(298)%
Effect of foreign currency exchange rates on cash and cash equivalents	111	—	(100)%
Net changes in cash and cash equivalents	$132,844	$—	100%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2020 was $18.6 million, a net decrease of $50.1 million, or 72.9%, from net cash provided by operating activities of $68.7 million for the nine months ended June 30, 2019. The net decrease in cashflows stems from changes in working capital, primarily due to the timing of cash receipts and payments, which decreased accounts receivable by $11.2 million and increased prepaid expenses and other assets by $15.8 million, compared to the prior year. The remaining decline in cashflows was attributed to the changes in deferred revenue, which decreased $43.6 million, compared to the prior year.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2020 was $16.1 million, an increase in cash used of $13.2 million, or 460%, from $2.9 million for the nine months ended June 30, 2019. The increase in cash outflows reflects the purchase of property and equipment to support the standalone operations of the Company.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2020 was $130.2 million, a net increase of $196.0 million, from cash used in financing activities of $65.8 million for the nine months ended June 30, 2019. The increase in cashflows were the result of $169.8 million proceeds from the issuance of the Notes, $123.0 million proceeds from the issuance of the Senior Credit Facilities, and $249.7 million proceeds from the issuance of the Existing Facilities. The increase in cashflows were partly offset by principal payments of long-term debt, in the amount of $270.0 million, payments of debt issuance costs, in the amount of $5.8 million, and the $153.0 million distribution paid to Nuance.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2020 (dollars in thousands):

	Contractual Payments Due by Period
Contractual Obligations	2020	2021 - 2023	2023 - 2025	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (1)	1,754	15,739	8,768	-	26,261
Senior Credit Facilities	1,562	26,563	96,875	-	125,000
Interest payable on Senior Credit Facilities (1)	1,326	11,844	2,184	-	15,354
Operating leases	2,089	16,563	7,795	-	26,447
Financing leases	30	20	-	-	50
Total contractual cash obligations	$6,761	$70,729	$290,622	$-	$368,112

(1)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements that may have a material impact on the consolidated financial statements.

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

Due to the macroeconomic conditions driven by the COVID-19 pandemic, we concluded that indicators of impairment were present as of March 31, 2020. We performed an interim assessment of goodwill and concluded that no impairment existed as the fair value of our reporting unit exceeded its carrying value as of March 31, 2020. On June 30, 2020, we concluded that no goodwill impairment indicators were present.

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

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At June 30, 2020, we held approximately $132.8 million of cash and cash equivalents consisting of cash and money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds classified as cash and cash equivalents would increase by $1.1 million per annum, based on June 30, 2020 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of June 30, 2020, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.75 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers.  Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, global automotive industry customer sales and production volumes. Vehicle production initially decreased significantly in China, which was first affected by COVID-19, then Europe and also the United States. Subsequent events resulted in the shutdown of manufacturing operations in China, Europe and the United States, and even though manufacturing operations has begun, in part, the capacity of such global manufacturing operations remains uncertain. As a result, we have experienced, and may continue to experience, difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, the use of automobiles, increased difficulties in collecting payment obligations from our customers and the possibility customers will continue with existing projects.  These all may be further exacerbated by the global economic downturn resulting from the pandemic which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.

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

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In June 2020, we completed the private offering of Notes, issuing an aggregate principal amount of $175 million 3.00% convertible senior notes due 2025. The interest rate is fixed at 3.00% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors who have less debt;
•	limit our ability to borrow additional amounts for funding acquisitions, for working capital, and for other general corporate purposes; and
•	make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations and the value of our common stock.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. Our Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduces their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, will be accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470-20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the respective trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently permitted to be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. We currently already apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc., and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
10.1	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.2	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020
10.3	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: August 5, 2020	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)