Form 10-K
period 2020-09-30
Cerence Inc.
filed 2020-11-19
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

As of March 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $561,451,876 based on the closing price of the common stock on the Nasdaq Global Select Market for such date.

The number of shares of Registrant’s common stock outstanding as of November 12, 2020 was 37,426,832.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2020.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence” or the “Company,” or “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	the highly competitive and rapidly changing market in which we operate;
•	our strategy to increase cloud services and fluctuations in our operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive correction or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data; and
•	certain factors discussed elsewhere in this Form 10-K.

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

PART I

Item 1. Business.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including but not limited to two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between vehicles, drivers and passengers, and the broader digital world. We are a premier provider of AI-powered assistants and innovations for connected and autonomous vehicles, including one of the world’s most popular software platforms for building automotive virtual assistants, such as “Hey BMW” and “Ni hao Banma”. Our customers include all major automobile original equipment manufacturers, or OEMs, or their tier 1 suppliers worldwide, including BMW, Daimler, FCA Group, Ford, Geely, GM, Renault-Nissan, SAIC, Toyota, Volkswagen Group, Aptiv, Bosch, Continental, DENSO TEN and Harman. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between their brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

Our platform utilizes industry-leading speech recognition, natural language understanding, speech signal enhancement, text-to-speech, and acoustic modeling technology to provide a conversational AI-based solution. Virtual assistants built with our platform can enable a wide variety of modes of human-vehicle interaction, including speech, touch, handwriting, gaze tracking and gesture recognition, and can support the integration of third-party virtual assistants into the in-vehicle experience.

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

As of September 30, 2020, we had fixed backlog of $387.5 million, which includes $325.1 million of estimated future revenue related to remaining performance obligations and $62.4 million of contractual commitments which have not yet been invoiced. As of September 30, 2020, we had variable backlog of $1.42 billion, which includes estimated future revenue from variable forecasted royalties related to our embedded and connected businesses.  Our estimation of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Anticipated shipments are based on historical shipping experience and current customer projections that management believes are reasonable as of the date of this Form 10-K. Both our embedded and connected technologies are priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our fixed and variable backlog may not be indicative of our actual future revenue. The revenue we actually recognize is subject to several factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations. As of September 30, 2020, we estimate our total backlog to be $1.81 billion, including $387.5 million of fixed backlog and $1.42 billion of variable backlog.

Our solutions have been installed in more than 325 million automobiles to date, including over 38 million new vehicles in fiscal 2020 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 53% of all shipped cars during the fiscal year ended September 30, 2020 included Cerence technologies. Cerence hybrid solutions shipped on approximately 7.4 million vehicles during the fiscal year ended September 30, 2020. In aggregate, over 65 automobile brands worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese and Shanghainese.

In fiscal 2020, we generated revenue of $329.6 million, an increase of 8.7% compared to $303.3 million for the fiscal year ended September 30, 2019. We recorded a net loss of $20.6 million for the fiscal year ended September 30, 2020, a decrease of 120.6% compared to net income of $100.3 million recorded for the fiscal year ended September 30. 2019. For fiscal years 2019 and 2018, our business was wholly-owned by Nuance Communications, Inc., (“Nuance”), and our results for those fiscal years may not reflect what our results would have been had we been an independent, publicly traded company during those fiscal years. In addition, the financial information included herein may not necessarily reflect our results of operations in the future.

History and Corporate Information

On October 1, 2019 (which we refer to as the “Distribution Date”), Nuance, a leading provider of speech and language solutions for businesses and consumers around the world, completed the legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (which we refer to as the Spin-Off). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (which we refer to as the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

Our Capabilities

Our mission is to empower the transportation ecosystem with digital platform solutions for connected and autonomous vehicles. We deliver automotive cognitive assistance solutions that are conversational and intuitive and that enable OEMs to strengthen the emotional connection with their end users through a distinct, consistent, branded experience. We continue to extend these solutions to two-wheel vehicles and tractors and other transportation means. Our principal offering is our software platform, which our customers use to build virtual assistants that can communicate, find information and take action across an expanding variety of categories, including navigation, control, media, communication, information and tools. Our software, developed in deep partnership with the automotive industry, improves the mobility experience for drivers and passengers all over the world.

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

Our software platform offers a hybrid architecture combining edge software components, which are embedded in a vehicle’s head unit and integrated with onboard systems, with cloud-connected components, which access data and content on external networks and support over-the-air updates. This hybrid architecture enables our software platform to combine the performance, reliability, efficiency, security and tight vehicular integration of embedded software with the flexibility that cloud connectivity provides. Response frameworks can generally be customized such that requests are processed first at the edge, controlling cloud transmission costs, or in parallel at the edge and in the cloud, to achieve higher confidence responses with low latency. Through edge computing capabilities, the platform is able to provide certain features, such as wake up words, while avoiding privacy and latency issues associated with always-listening cloud-connected technologies. Our software platform includes a common programming framework including toolkits and applications for its edge and cloud-connected components, and our customers can choose the software components that are necessary to power the experiences that they want to build and offer.

Cerence Platform Framework - Hybrid Architecture

We deliver our software platform through our professional services organization, which works with OEMs and suppliers to tailor it to the desired requirements, configurations and acoustic characteristics of specific vehicle models. For an initial implementation, our professional services engagements typically begin with the porting of our key technologies to the customer’s specific hardware and software platforms and the development of specific dialogues and grammar libraries. Our professional services teams also work with OEMs on acoustic optimization of a system and application of our audio signal processing technologies. Following an initial implementation, our professional services organization may continue to provide services over the course of a head unit program and vehicle model lifecycle through maintenance and enhancement engagements.

Edge Software Components

Our software platform’s edge software components are installed on a vehicle’s head unit and can operate without access to external networks and information. We tailor our edge software components to a customer’s desired use cases and a vehicle model’s unique systems, sensors and data interfaces.

Capabilities of our edge software components include automatic speech recognition, natural language understanding, noise cancellation, driver and passenger voice isolation, voice biometrics, wake-up word and text-to-speech synthesis, as well as certain non-speech technologies such as gaze, gesture and touch input. Our software can support more than 70 languages. Edge deployment suits these technologies as it provides the following functionality and benefits:

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

Certain forms of assistant speech invocation can only be implemented using edge software. The use of wake-up words like “Hey BMW” and “Ni hao Banma” require constant listening and signal processing to identify instances when a virtual assistant should activate and respond. The same requirements apply to our new JustTalk technology, which constantly listens to spoken conversation, determines speaker intent, and invokes assistance appropriately without requiring a specific invocation phase. The alternative of sending a constant stream of audio from the car interior to the cloud for processing would require enormous amounts of bandwidth and potentially create privacy concerns.

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

To enable drivers and passengers to extend their digital life from outside the vehicle to inside the vehicle, our software platform can support the integration of third-party virtual assistants, providing a uniform interface for virtual assistant engagement. We have invested in our platform to develop the technology and capabilities necessary to integrate third party virtual assistants with vehicles’ systems.

To make integration as seamless as possible, we have built cognitive arbitration technology that is capable of inferring user intent, determining which within a set of virtual assistants would be best suited to address a request, and sending the request to the selected assistant thus enabling users to extend their digital life into the automobile. Depending on a system’s configuration and the virtual assistants to which it is connected, output can be presented back to the user through a vehicle-specific personality or through the virtual assistant’s own interface. Cognitive arbitration represents an important control point with respect to the mobility experience and an important brand differentiation opportunity for OEMs and suppliers. Like the rest of our software platform, cognitive arbitration is a white label product that can be customized and branded.

Along with providing OEMs control over their brand identity, our cognitive arbitration technology is an important element in letting an OEM design the overall driver and passenger experience. This technology allows an OEM to dictate interactions with third-party virtual assistants within the vehicle, strengthening its ability to differentiate and control the overall in-vehicle experience.

Professional Services

We have a large professional services team that works with our customers in the design, development and deployment phases of a vehicle head unit program and vehicle model lifecycle, as well as in maintenance and enhancement engagements. Our range of capabilities include personalization of grammar and natural language understanding development, localization, language selection and system coverage, navigation speech data generation, system prompt recordings, porting our platform’s framework and our ability to deploy cognitive arbitration technologies, and user experience reviews and studies. Our professional services team is globally distributed to serve our customers in their primary design and production jurisdictions. We typically charge manufacturers for our design and consulting work, which are primarily project-based, in line with customary non-recurring engineering industry practices.

Our Competitive Strengths

Our key competitive strengths include:

•

Industry-leading speech-related technology. Our research shows that consumers see speech as an increasingly attractive medium for human-vehicle interaction. Nevertheless, they are often frustrated with speech recognition solutions that misunderstand spoken language or require users to speak rigid, pre-defined commands associated with a limited set of functions. Developing conversation-based automotive virtual assistants that users will perceive as natural is challenging as a matter of artificial intelligence technology, acoustic engineering and user interface design. We believe our software platform, as tailored for a specific vehicle model by our professional services organization, represents one of the most technologically advanced and highest-performing human-vehicle speech interaction systems available today. In tests performed by our customers to assess correct recognition of words, sentences, and domains, our solutions have achieved some of the highest marks relative to competitors and our offerings are backed by our portfolio of patents and associated rights.

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

•

Interoperability with third-party Internet-based virtual assistants. Virtual assistants from large technology companies have become popular with consumers. We believe that consumers want to extend the use of these assistants while traveling in their vehicles and that a comprehensive automotive cognitive assistance system requires the coexistence of multiple virtual assistants. To accommodate their end user preferences while still providing a unique and brand-specific experience, OEMs seek to offer a common in-vehicle interface with seamless integration across various virtual assistants. To this end, our software platform can support the coexistence of multiple third-party virtual assistants and provide a uniform interface for virtual assistant engagement. Our market-leading position, our focus on the automotive market and the large size of our installed base create incentives for third party virtual assistant providers to work with us and support this integration.

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

•

Broad, global network of deep relationships with OEMs and tier 1 suppliers. We have supplied speech recognition systems to OEMs and suppliers for over 20 years, working closely with our customers through our global professional services organization to design and integrate our solutions into their brands. Today, we work with all major OEMs or their tier 1 suppliers worldwide, leveraging the geographic breadth and industry experience of our professional services teams. Our long history in the automotive industry and the global reach and experience of our over 400 professional services employees across 12 countries gives us credibility with OEMs as we seek new business with OEMs, either directly or through their tier 1 suppliers. We believe that OEMs who sell globally will value our experience in servicing and deploying solutions on a global basis. We often have master agreements or similar commercial arrangements with our customers. These master agreements help us retain customer relationships over the long term.

Our Growth Strategies

We believe our growth opportunity has three key facets: continued investment in expending our core technology, development of new applications that extend our core technology into innovative applications, and expansion of our target market beyond automobiles. Successful execution of these key objectives could lead to the greater penetration of our offerings and key enabling technologies throughout our target markets, resulting in an increase in the revenue we are able to capture per vehicle and expansion of our market share relative to competitors.

Our primary strategies for pursuing our growth include the following:

•

Maintain and extend product leadership. We intend to continue investing in developing our core product functionality and expanding the breadth of categories and domains our software platform is able to address, particularly with a view toward maintaining our market share in edge software components and growing our share in cloud-connected software functionalities. Our existing relationship with, and our proximity in the design process to, OEMs provides us with insight into the needs of the end-users and roadmaps for innovation. For instance, this insight has helped us identify and advance our technologies for autonomous driving systems, which technologies have been incorporated in solutions currently under development. Additionally, we intend to continue to invest in customizing and supporting our solutions for specific individual automobile vehicle models, resulting in tight integration of our solutions. We believe that increasing complexity of our edge software components, including with respect to multi-modal interaction, and growth in our cloud-connected product areas, including the enabling of third-party services, will enable us to increase the revenue per vehicle that we are able to generate. Additionally, these investments will help maintain our position with existing customers through new vehicle models and enable us to grow with the overall market for automotive cognitive assistance.

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

•

Develop products that leverage our expertise in new applications. We have developed are developing new products that leverage our expertise in voice-AI into new applications that will be distinct from our Edge or Cloud-connected product offerings. These new applications are expected to generate revenue using either a subscription or transaction-based model extending the company’s market opportunity into new areas. Two of the new applications developed during fiscal year 2020 are Cerence Pay and Car Life. Cerence Pay offers a secure, contactless payment experience for drivers via voice and facial biometrics. Cerence Car Life is a suite of AI-powered, software-as-a-service (SaaS) offerings that provides drivers with up-to-date information about their cars via a companion application, voice output from the automotive assistant, and imagery displayed on the car’s infotainment system.

•

Expand into adjacent transportation markets. Today we primarily target the automobile market. However, our products and technology also have application to other modes of transportation. Any type of vehicle that moves people are potential applications for our technology. We have developed some initial business in the two-wheel vehicle and tractor markets and have explored opportunities in the cruise ship and elevator markets. In total, we believe these adjacent markets represent an important growth opportunity.

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

•

Small, focused competitors. We compete for business directly with certain companies focused on voice-based virtual assistance, including SoundHound in the U.S., iFlyTek in China, and other regional and technology-focused competitors. These companies have had some success selling into our customer base. However, we believe that we have multiple meaningful competitive advantages, including our scale, our globally distributed team, our best-in-class portfolio of compatible languages, and our deep focus on the automotive market. We also believe that our technology, particularly our speech signal enhancement and acoustic tuning, is superior based on benchmarking results against our competitors. We believe we will continue to be able to compete successfully against these competitors as we continue to invest in our offerings.

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

•

Automatic Speech Recognition. Our speech recognition technology, built using neural networks and specifically designed for automotive applications, is recognized as the automotive industry leader in automatic speech recognition. We support over 70 languages and dialects, representing the largest language portfolios in the speech industry. Key features of our speech recognition technology include free-form conversational interpretation, as opposed to a rigid system of predefined commands, and barge-in capabilities, enabling users to correct and modify their requests in the middle of stating them.

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

•

Vocalizer: Text-to-Speech and Natural Language Generation. In many cases, the most useful result of a spoken query or command is a spoken response back to the user. To enable cognitive assistants to speak, we offer text-to-speech technology in more than 60 languages and dialects and over 140 distinct voices. We also have developed the technology to read text using human-like inflection and emotion, as well as, offer custom voices for customers who wish to differentiate themselves through an exclusive personality representing their brand.

•

Voice Biometrics. Our software platform includes biometric functionality which can authenticate and personalize the automotive experience by recognizing users based on their voice and automatically load individual preferences and other automotive settings.

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

Research and Development

We maintain technical engineering centers in major regions of the world that help develop our software platform and its underlying components and provide our customers with local engineering capabilities and design development.

We employ approximately 800 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $88.9 million, $93.1 million and $81.0 million for fiscal 2020, 2019 and 2018, respectively.

We believe that continued investment in research and development will be critical for us to continue to deliver market-leading solutions for automotive cognitive assistance. Accordingly, we intend to continue to invest in our product portfolio and allocate capital and resources to our growth opportunities.

Customers

Our customers include all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, FCA Group, Ford, Daimler, Geely, Renault-Nissan, SAIC, Toyota, Volkswagen Group and many others and represented approximately 56% of our sales in fiscal 2020. Our largest customer, Toyota, represented approximately 23% of our revenue in fiscal 2020. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include Aptiv, Bosch, Continental, DENSO TEN, Harman and many others and represented approximately 44% of our business in fiscal year 2020.

Our revenue base is geographically diverse. In fiscal 2020, approximately 39%, 38% and 23% of our revenue came from the Americas, Europe and Asia, respectively.

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

Our sales and marketing team includes approximately 100 employees. This team includes sales representatives, account managers, sales engineers, product managers and marketing experts. As we sell our offerings to all major OEMs or their tier 1 suppliers today, our sales strategy is primarily focused on leveraging our existing customer relationships. Account managers typically have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage. We oftentimes utilize customer-specific demo days and proof-of-concepts (“POCs”) in which we showcase our technology and capabilities to OEMs and tier 1 suppliers on an individual basis. These events help maintain our market presence and awareness of our platform’s offerings while also providing opportunities to solicit feedback and input from our customers on our roadmap and future technologies.

Our professional services organization includes approximately 400 employees. These employees work with our customers in the design phase of the vehicle lifecycle to tailor our platform for specific requirements such as branding and also tune the software for the characteristics of a vehicle model. Our professional services team also provides post-design phase services through maintenance engagements, particular with respect to our cloud-connected solutions. The tight integration of our platform into our customers’ design process and their vehicles supports our ability to win future business with those customers. Like our sales representatives, our professional services employees often have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage.

Employees

As of September 30, 2020, we had approximately 1,500 full-time employees, including approximately 100 in sales and marketing, approximately 200 in administrative functions, approximately 400 in professional services, and approximately 800 in research and development. Approximately 90% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union, however many of our employees in Europe are represented by workers councils or labor unions. We believe that our relationships with our employees are satisfactory.

Intellectual Property

We own approximately 1,035 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into the Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, these patents and rights provide meaningful protection for our products, technologies, and technical innovations.

Item 1A. Risk Factors.

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face. Some of the risks relate to our business, others to our intellectual property and technology, and the consequences of the Spin-Off. Some risks relate to the securities markets, our indebtedness and ownership of our common stock. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

Risk Factor Summary

Risks Relating to Our Business

•	Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
•	The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully.
•	Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.
•	Our strategy to increase cloud connected services may adversely affect our near-term revenue growth and results of operations.
•	Pricing pressures from our customers may adversely affect our business.
•

We invest effort and money seeking OEMs’ validation of our technology, and there can be no assurance that we will win or be able to renew service contracts, which could adversely affect our future business, results of operations and financial condition.

•	Our business could be materially and adversely affected if we lost any of our largest customers.
•	Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
•	We may not be successful with the adoption of new applications.
•	Some of our employees represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.
•	Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
•

A significant portion of our revenues and research and development activities originate outside the United States. Our results could be harmed by economic, political, regulatory, foreign currency fluctuations and other risks associated with these international regions.

•	Our business in China is subject to aggressive competition and is sensitive to economic, market and political conditions.
•	Interruptions or delays in our services or services from data center hosting facilities or public clouds could impair the delivery of our services and harm our business.
•	If our goodwill or other intangible assets become impaired, our operating results could be negatively impacted.
•	Tax matters may cause significant variability in our financial results and may impact our overall financial condition.

Risks Relating to our Intellectual Property and Technology

•

Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

•	Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.
•	Our software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers and claims against us.
•	We may be unable to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products.

•

We utilize certain key technologies, content and services from, and integrate certain of our solutions with, third parties and may be unable to replace those technologies, content and services if they become obsolete, unavailable or incompatible with our solutions.

Risks Relating to the Spin-Off

•

If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to Nuance, which could adversely affect our business, financial condition and results of operations.

•	We have agreed to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.
•	We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
•

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

•	Our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company.
•	We may have potential business conflicts of interest with Nuance with respect to our past and ongoing relationships.
•	A certain director may have actual or potential conflicts of interest because of their financial interests in Nuance.
•

The allocation of intellectual property rights and data between Nuance and Cerence as part of the Spin-Off, could adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.

Risks Relating to Our Securities and Indebtedness

•	Our stock price may fluctuate significantly.
•

The terms of the Senior Credit Facilities restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industry in which we operate, the economy and governmental regulations.

•	We may evaluate whether to pay cash dividends on our common stock in the future, and the terms of our Senior Credit Facilities limit our ability to pay dividends on our common stock.
•	Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
•	The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and results of operations and the value of our common stock.
•	The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
•	The commercial and credit environment may adversely affect our access to capital.
•	Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers.
•

Our Amended and Restated Certificate of Incorporation will designate the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

•	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Risks Relating to Our Business

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

As the COVID-19 pandemic continues, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, and other factors that cause a decrease in the production and sale of automobiles by our customers.  The production of automobiles with our products has been and may continue to be adversely affected with production delays and our ability to provide engineering support and implement design changes for customers may be impacted by restrictions on travel and quarantine policies put in place by businesses and governments.

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

There are a number of companies that develop or may develop products that compete in the automotive voice assistance market. The market for our products and services is characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives for certain of our products that offer limited functionality at significantly lower costs or free of charge. In addition, some of our competitors have business objectives that may drive them to sell their alternative offerings at a significant discount to our offerings in the automotive voice assistant market. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, existing or prospective customers may decide to develop competing products or have established, or may in the future establish, strategic relationships with our competitors. We also face significant competition with respect to cloud-based solutions in the automotive cognitive assistance market where existing and new competitors may have or have already established significant market share and product offerings.

The competition in the automotive cognitive assistance market could adversely affect our operating results by reducing the volume of the products and solutions we license or sell or the prices we can charge. Some of our current or potential competitors are large technology companies that have significantly greater financial, technical and marketing resources than we do, and others are smaller specialized companies that possess automotive expertise or regional focus and may have greater price flexibility than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, or may decide to offer products at low or unsustainable cost to win new business. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, penetration of our products, and therefore our revenue, may be adversely affected. Our large competitors may also have greater access to data, including customer data, which provides them with a competitive advantage in developing new products and technologies. Our success depends substantially upon our ability to enhance our products and technologies, to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements, and to maintain our alignment with the OEMs, their technology and market strategies. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes and maintain our alignment with OEMs, our business will suffer.

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

We may experience pricing pressure from our customers in the future, which could result from the strong purchasing power of major OEMs. As a developer of automotive cognitive assistance components, we may be expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for our work. We may encounter customers unwilling to accept the terms of our software license or non-recurring engineering agreements. Any price reductions could impact our sales and profit margins. Our future profitability will depend upon, among other things, our ability to continuously reduce the costs for our components and maintain our cost structure. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive cognitive assistance systems. If we are unable to offset any price reductions in the future, our business, results of operations and financial condition would be adversely affected.

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

Our revenue and operating results may fluctuate materially in the future. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors which would likely cause the price of our stock to decline. Factors that may contribute to fluctuations in operating results include:

•	given our limited customer base, the volume, timing and fulfillment of large customer contracts;
•	renewals of existing customer contracts and wins of new customer programs;
•	increased expenditures incurred pursuing new product or market opportunities;
•	the timing of the receipt of royalty reports;
•	fluctuating sales by our customers to their end-users;
•	contractual counterparties failing to meet their contractual commitments to us;
•	introduction of new products by us or our competitors;
•	cybersecurity or data breaches;
•	reduction in the prices of our products in response to competition, market conditions or contractual obligations;
•	impairment of goodwill or intangible assets;
•	accounts receivable that are not collectible;
•	higher than anticipated costs related to fixed-price contracts with our customers;
•	change in costs due to regulatory or trade restrictions;
•	expenses incurred in litigation matters, whether initiated by us or brought by third-parties against us, and settlements or judgments we are required to pay in connection with disputes;
•	changes in our stock compensation practices, as relates to employee short term incentive payments; and
•	general economic trends as they affect the customer bases into which we sell.

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

We may not be successful with the adoption of new applications.

Part of our growth strategy includes the successful introduction of new products that will rely on subscription or transactional-based revenue generation. These represent new applications and we cannot assure the introduction of these new products, the level of adoption of these new products, or how quickly they can ramp to generate meaningful revenue. The development and launch of new products will require maintaining adequate resources, such as the appropriate personnel and technology to develop such products. We may experience delays between the time we incur expenses associated with the development and launch of new products and the revenue generated from the products. In addition, anticipated demand for the new products could decrease after we have spent time and resources on the development of the new product, or our efforts may not lead to the successful introduction of new products that are competitive, which would harm our business, results of operations and financial condition.

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

Some of our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.

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

We are subject to U.S. and international laws and regulations in multiple areas, including data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and we are subject to a complex array of federal, state and international laws relating to the collection, use, retention, disclosure, security and transfer of personally identifiable information. In many cases, these laws apply not only to transfers between unrelated third-parties but also to transfers between us and our subsidiaries. Many jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. The European Commission adopted the European General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018. China adopted a new cybersecurity law as of June 2017. In addition, California adopted significant new consumer privacy laws in June 2018 that went into effect in January 2020. Complying with the GDPR and other requirements may cause us to incur substantial costs and may require us to change our business practices.

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

We operate in the highly competitive automotive cognitive assistance market in China and face competition from both international and smaller domestic manufacturers. We anticipate that additional competitors, both domestic and international, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. In addition, political tensions between China and the United States may negatively impact our ability to conduct business in China. If we are unable to grow or maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, our business, results of operations and financial condition could be materially adversely effected. Government regulations and business considerations may also require us to conduct business in China through joint ventures with Chinese companies. Our participation in joint ventures would limit our control over Chinese operations and may expose our proprietary technologies to misappropriation by joint venture partners. The above risks, if realized, could have a material adverse effect on our business, results of operations and financial condition.

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

Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including:

•	projected levels of taxable income;
•	pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates;
•	increases or decreases to valuation allowances recorded against deferred tax assets;
•	tax audits conducted and settled by various tax authorities;
•	adjustments to income taxes upon finalization of income tax returns;
•	the ability to claim foreign tax credits;
•	the repatriation of non-U.S. earnings for which we have not previously provided for income taxes;
•	changes in tax laws and their interpretations in countries in which we are subject to taxation; and
•	changes to assessments of uncertain tax positions.

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

From time to time, we are subject to claims and legal actions alleging that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various arrangements. Any of these could seriously harm our business, financial condition or operations.

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

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. Moreover, restrictions on the use of our technology over the next four years under the Intellectual Property Agreement which we entered into with Nuance in connection with the Spin-Off may limit our ability to adapt to technology and regulatory developments and thereby compete effectively in the market. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

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

Our historical combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company.

For fiscal 2019 and fiscal 2018, we derived the historical combined financial information included in this Form 10-K from Nuance’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Nuance’s broader organization, and Nuance performed various corporate functions for us. Our historical combined financial information for fiscal 2019 and fiscal 2018 reflects allocations of corporate expenses from Nuance for these and similar functions. These allocations may not reflect the costs we would have incurred for similar services as an independent publicly traded company.

•

We have entered into transactions with Nuance that did not exist prior to the Spin-Off, such as Nuance’s provision of transition and other services, and undertaken indemnification obligations, which have caused us to incur new costs after the Spin-Off.

•

Our historical combined financial information for fiscal 2019 and fiscal 2018 does not reflect changes that we experienced as a result of our separation from Nuance, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Nuance, we enjoyed certain benefits from Nuance’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments that we can no longer enjoy after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of Nuance prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical combined financial data for fiscal 2019 and fiscal 2018 does not include an allocation of interest expense comparable to the interest expenses we incurred as a result of the Spin-Off and related transactions.

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

Risks Relating to Our Securities and Indebtedness

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;
•	success or failure of our business strategies;
•	competition and industry capacity;
•	changes in interest rates and other factors that affect earnings and cash flow;

•	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•	our ability to retain and recruit qualified personnel;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the failure of securities analysts to cover, or positively cover, our common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our company and our industry;
•	overall market fluctuations unrelated to our operating performance;
•	results from any material litigation or government investigation;
•	changes in laws and regulations (including tax laws and regulations) affecting our business;
•	changes in capital gains taxes and taxes on dividends affecting stockholders; and
•	general economic conditions and other external factors.

Low trading volume for our stock would amplify the effect of the above factors on our stock price volatility.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

The terms of the Senior Credit Facilities restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industry in which we operate, the economy and governmental regulations.

The terms of the Senior Credit Facilities include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These restrict our and our subsidiaries’ ability to take some or all of the following actions:

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

Furthermore, the lenders under the Senior Credit Facilities have required that we pledge our assets as collateral as security for our repayment obligations and that we abide by certain financial or operational covenants. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants, if applicable, could result in an event of default under the terms of the Senior Credit Facilities. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing the Senior Credit Facilities or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations. Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

We may evaluate whether to pay cash dividends on our common stock in the future, and the terms of our Senior Credit Facilities limit our ability to pay dividends on our common stock.

Our Board of Directors’, or our Board, decisions regarding the payment of dividends depends on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that our Board deems relevant. Additionally, the terms of the Senior Credit Facilities limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of the Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In June 2020, we issued an aggregate principal amount of $175 million 3.00% convertible senior notes due 2025, or the Notes. The interest rate is fixed at 3.00% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

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

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06, with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion. The removal of the bifurcation of liability and equity components would eliminate non-cash interest expense corresponding to the amounts recorded within equity. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion. The FASB has specified that public companies should adopt ASU 2020-06 as of the beginning of its annual fiscal year, for fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Burlington, Massachusetts, and our international headquarters is located in Heerlen, Netherlands. Other large leased sites include properties located in: Montreal, Canada; Bellevue, Washington; Aachen and Ulm, Germany; Shanghai and Chengdu, China; Merelbeke, Belgium; Turin, Italy; Tokyo, Japan and Pune, India.

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

Holders of Common Stock

As of November 12, 2020, there were 540 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

Dividend Policy

We have not paid any dividends since our formation. We may evaluate whether to pay cash dividends to our stockholders. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we are considering in establishing a dividend policy are the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of the Senior Credit Facilities limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Performance Graph

The graph below compares the cumulative total shareholder return of our common stock for the last four quarters with the Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 2, 2019, the date our common stock began regular-way trading on the Nasdaq Global Select Market. The graph shows the value that each of these investments would have had at the end of each quarter.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	October 2, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Cerence Inc.	$100.00	$147.43	$100.33	$266.06	$318.37
Russell 2000	$100.00	$112.76	$77.93	$97.41	$101.90
S&P Software & Services Select	$100.00	$111.69	$90.53	$122.93	$131.74

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following table presents certain selected consolidated and combined financial information as of and for each of the years in the three-year period ended September 30, 2020, 2019, and 2018.  The selected consolidated and combined financial data as of and for each of the years ended September 30, 2020, 2019, and 2018 is derived from Consolidated and Combined Financial Statements included elsewhere in this Form 10-K. The Consolidated and Combined Financial Statements for the fiscal year ended September 30, 2020 and 2019 have been prepared under Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, while the Combined Financial Statements for the fiscal years ended September 30, 2018 have been prepared under FASB ASC Topic 605, Revenue Recognition, or ASC 605. In our opinion, both financial statements include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair statement of the information set forth in this Form 10-K.

ASC 606 was adopted as of October 1, 2018 using the modified retrospective approach from the previous guidance ASC 605. Our transition to ASC 606 represents a change in accounting policy that is reflected in our Consolidated and Combined Financial Statements for fiscal years 2020 and 2019. The adoption of ASC 606 limits the comparability of revenue and expenses, including cost of revenue and certain operating expenses when compared to the fiscal year 2018 and other prior reporting periods.

The selected consolidated and combined financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements, including their respective accompanying notes thereto included elsewhere in this Form 10-K. For fiscal year 2019 and fiscal year 2018, our business was wholly-owned by Nuance. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during those periods presented. Further, the historical combined financial information includes allocations of certain Nuance corporate expenses, as described in Note 19 to the Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company.

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Operations:
Total revenues	$329,646	$303,315	$276,984
Gross profit	221,795	203,972	194,020
Income from operations	19,331	10,852	36,852
(Benefit from) provision for income taxes	(5,509)	(89,084)	30,917
Net (loss) income	(20,631)	100,268	5,881
Financial Position:
Deferred revenue	325,093	353,284	348,649
Total assets	1,687,445	1,483,829	1,397,548
Total stockholders' equity	957,756	1,068,128	993,319
Selected Data and Ratios:
Net working capital (deficit)	48,374	(36,789)	(38,839)
Depreciation of property and equipment	9,160	7,822	9,159
Amortization of intangible assets	20,881	21,022	16,606
Gross margin	67.3%	67.2%	70.0%
Operating margin	5.9%	3.6%	13.3%

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

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including but not limited to two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include all major OEMs or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. As a premier supplier to the automotive industry, we were adversely impacted by the decline in automotive production and shipments due to the temporary shutdown of our customers’ factories during fiscal 2020. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. During the second half of fiscal 2020, the COVID-19 pandemic had a material impact on our billings and revenue recognized from licenses and billings from connected services, which may also continue beyond fiscal 2020. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers.

We have taken numerous steps, and plan to continue to take further actions, in our approach to addressing the COVID-19 pandemic. We shifted a portion of our R&D and engineering workforces to support our professional service teams and their successful completion of customer project milestones to help mitigate the anticipated decline in revenues. We reduced expenses by limiting discretionary spending, reducing third-party contractors, deferring the hiring of new employees and implementing a reduction in our workforce. In order to further conserve cash outflows, we implemented temporary reductions in salaries for our current named executive officers and other senior executives.

We implemented our business continuity plans and our crisis response team remains in place to respond to changes in our environment. At the onset of the COVID-19 pandemic, we instructed employees across 18 different countries and 24 office locations to work from home on a temporary basis. Beginning in May 2020, in jurisdictions where local restrictions implemented to prevent the further spread of COVID-19 were lifted, we started reopening our offices to allow employees to return to work at their option. For employees returning to our offices, we have instituted social distancing protocols, increased the level of cleaning and sanitizing, and undertaken other actions to make our offices safer. While most of our employees continue to work remotely, we have experienced minimal declines in workforce efficiency due to our investment in cloud-based applications and tools. We have also instituted strict restrictions on travel for all employees. If government health authorities dictate further measures to limit further spread of COVID-19, we may need to adjust our safety protocols to comply with all revised measures in certain countries or regions in which we operate.

Business Trends

We experienced total revenue growth of 8.7% and 9.5%, during fiscal year 2020 and fiscal year 2019, respectively, primarily driven by our connected and professional services revenues due to increased market penetration of our connected and professional services solutions. License revenues decreased during fiscal 2020 due to the impact of COVID-19 on the automotive industry, which led to a reduction in reported royalties related to our licensed edge technologies.

Fiscal year 2020 was another key investment year for our business in which we focused on establishing public company functions and expanding our professional services team to meet customer demand. During fiscal year 2020, total cost of revenues increased by 8.6%, primarily driven by investments in professional staff. Total operating expenses grew by 4.8% during fiscal year 2020, primarily driven by G&A expenses which were incurred to establish public company functions. Our R&D expenses decreased 4.5%, as a result of shifting a portion of our R&D and engineering workforces to support our professional service teams and their successful completion of customer project milestones. Our acquisition of Voicebox Technology Corporation, or Voicebox, on April 2, 2018, which provided additional customer relationships and technology, and the winding down of costs to establish the Cerence business as a standalone public company drove a $6.2 million decrease in restructuring and other costs, net. For fiscal year 2021, subject to the continuing impact of the COVID-19 pandemic, we anticipate that our R&D expenses will return to representing the majority of our operating expenses as we focus on developing new products and advancing our core technologies.

Basis of Presentation

Fiscal 2020

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP, and the rules and regulations of the SEC. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal year presented. All such adjustments are of a normal recurring nature.

Fiscal 2019 and 2018

Standalone financial statements had not been historically prepared for the Cerence business. The accompanying combined financial statements have been prepared from the Parent’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business. As a direct ownership relationship did not exist among all the various business units comprising the Cerence business, Nuance’s investment in the Cerence business was shown in lieu of stockholders’ equity in the combined financial statements.

The Combined Statements of Operations included all revenues and costs directly attributable to Cerence as well as an allocation of expenses related to functions and services performed by centralized Parent organizations. These corporate expenses have been allocated to the Cerence business based on direct usage or benefit, where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, number of transactions or other measures as determined appropriate. The Combined Statements of Cash Flows presented these corporate expenses that are cash in nature as cash flows from operating activities, as this was the nature of these costs at the Parent. Non-cash expenses allocated from the Parent included corporate depreciation and amortization and stock-based compensation included as add-back adjustments to reconcile net income to net cash provided by operations.

The combined financial statements included the allocation of certain assets and liabilities that have historically been held at the Nuance corporate level or by shared entities, but which are specifically identifiable or allocable to the Cerence business. These shared assets and liabilities have been allocated to the Cerence business on the basis of direct usage when identifiable, or allocated on a pro rata basis of revenue, headcount or other systematic measures that reflect utilization of the services provided to or benefits received by Cerence. The Parent used a centralized approach to cash management and financing its operations. Accordingly, none of the cash, cash equivalents, marketable securities, foreign currency hedges or debt and related interest expense had been allocated to the Cerence business in the combined financial statements. The Parent’s short and long-term debt had not been pushed down to the Cerence business’s combined financial statements because the Cerence business was not the legal obligor of the debt and the Parent’s borrowings were not directly attributable to the Cerence business.

Transactions between the Parent and the Cerence business are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as net parent investment.

All of the allocations and estimates in the combined financial statements are based on assumptions which management believed are reasonable. However, the combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows if the Cerence business had been a separate, standalone entity during the periods presented.

Comparability of Results

As of October 1, 2018, we adopted ASC 606 using the modified retrospective approach from the previous guidance, ASC 605. The adoption of ASC 606 limited the comparability of revenue and expenses, including cost of revenue and certain operating expenses, presented in the results of operations for the fiscal years 2020 and 2019, when compared to prior reporting periods.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the fiscal year 2020 as compared to fiscal year 2019:

•	Total revenue increased by $26.3 million, or 8.7%, from $303.3 million to $329.6 million.
•	Operating margin increased 2.3 percentage points from 3.6% to 5.9%.
•	Cash provided by operating activities decreased by $43.3 million, or 49.1%, from $88.1 million to $44.8 million.

For fiscal year 2019 as compared to fiscal year 2018:

•	Total revenue increased by $26.3 million, or 9.5%, from $277.0 million to $303.3 million.
•	Operating margin decreased by 9.7 percentage points from 13.3% to 3.6%.
•	Cash provided by operating activities decreased by $27.2 million, or 23.6%, from $115.3 million to $88.1 million.

Operating Results

The following table shows the consolidated statement of operations for the fiscal year 2020 and the combined statement of operations for the fiscal year 2019 and fiscal year 2018 (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Revenues:
License	$164,268	$172,379	$171,075
Connected services	96,148	78,690	60,227
Professional services	69,230	52,246	45,682
Total revenues	329,646	303,315	276,984
Cost of revenues:
License	2,783	2,069	1,156
Connected services	31,768	37,562	32,919
Professional services	64,963	51,214	41,123
Amortization of intangibles	8,337	8,498	7,766
Total cost of revenues	107,851	99,343	82,964
Gross profit	221,795	203,972	194,020
Operating expenses:
Research and development	88,899	93,061	80,957
Sales and marketing	33,398	36,261	30,553
General and administrative	49,386	25,926	19,873
Amortization of intangible assets	12,544	12,524	8,840
Restructuring and other costs, net	18,237	24,404	12,863
Acquisition-related costs	—	944	4,082
Total operating expenses	202,464	193,120	157,168
Income from operations	19,331	10,852	36,852
Interest income	585	—	—
Interest expense	(22,737)	—	—
Other income (expense), net	(23,319)	332	(54)
(Loss) income before income taxes	(26,140)	11,184	36,798
(Benefit from) provision for income taxes	(5,509)	(89,084)	30,917
Net (loss) income	$(20,631)	$100,268	$5,881

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

Other income (expense), net consists primarily of interest income, interest expense, foreign exchange gains (losses), and net gain (loss) from other non-operating activities.

Fiscal Year 2020 Compared with Fiscal Year 2019 and Fiscal Year 2019 Compared with Fiscal Year 2018

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2020	% of Total	2019	% of Total	2018	% of Total	2020 vs. 2019	2019 vs. 2018
	(ASC 606)		(ASC 606)		(ASC 605)
License	$164,268	50%	$172,379	57%	$171,075	62%	(5)%	1%
Connected services	96,148	29%	78,690	26%	60,227	22%	22%	31%
Professional services	69,230	21%	52,246	17%	45,682	16%	33%	14%
Total revenues	$329,646		$303,315		$276,984		9%	10%

Fiscal Year 2020 Compared with Fiscal Year 2019

Total revenues fiscal year 2020 were $329.6 million, an increase of $26.3 million, or 8.7%, from $303.3 million from fiscal year 2019. This growth was primarily driven by increased demand for our connected and professional solutions.

License Revenue

License revenue for fiscal year 2020 was $164.3 million, a decrease of $8.1 million, or 4.7%, from $172.4 million for fiscal year 2019. The decrease in license revenue was driven by the COVID-19 pandemic, which resulted in declining reported royalties from ongoing agreements. As a percentage of total revenue, license revenue decreased by 7.0 percentage points from 56.8% for fiscal year 2019 to 49.8% for fiscal year 2020.

Connected Services Revenue

Connected services revenue for fiscal year 2020 was $96.1 million, an increase of $17.5 million, or 22.2%, from $78.7 million for fiscal year 2019. This increase was primarily driven by continued market penetration from our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 3.3 percentage points from 25.9% for fiscal year 2019 to 29.2% for fiscal year 2020.

Professional Services Revenue

Professional services revenue for fiscal year 2020 was $69.2 million, an increase of $17.0 million, or 32.5%, from $52.2 million for fiscal year 2019. This increase was primarily driven by demand for the integration and customization services related to our edge software and the timing of services rendered. As a percentage of total revenue, professional services revenue increased by 3.8 percentage points from 17.2% for fiscal year 2019 to 21.0% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

Our total revenues for fiscal year 2019 were $303.3 million, an increase of $26.3 million, or 9.5%, from $277.0 million from fiscal year 2018. This growth was primarily driven by increased demand for our connected and professional solutions

License Revenue

License revenue for fiscal year 2019 was $172.4 million, an increase of $1.3 million, or 0.8%, from $171.1 million for fiscal year 2018. License revenue increased primarily due to a higher volume of licensing royalties from new and existing customers. As a percentage of total revenue, license revenue decreased by 5.0 percentage points from 61.8% for fiscal year 2018 to 56.8% for fiscal year 2019.

Connected Services Revenue

Connected services revenue for fiscal year 2019 was $78.7 million, an increase of $18.5 million, or 30.7%, from $60.2 million for fiscal year 2018. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 4.2 percentage points from 21.7% for fiscal year 2018 to 25.9% for fiscal year 2019.

Professional Services Revenue

Professional services revenue for fiscal year 2019 was $52.2 million, an increase of $6.6 million, or 14.4%, from $45.7 million for fiscal year 2018. This increase was primarily driven by demand for the integration and customization services related to our edge software and the timing of services rendered. As a percentage of total revenue, professional services revenue increased by 0.7 percentage points from 16.5% for fiscal year 2018 to 17.2% for fiscal year 2019.

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)
License	$2,783	$2,069	$1,156	35%	79%
Connected services	31,768	37,562	32,919	(15)%	14%
Professional services	64,963	51,214	41,123	27%	25%
Amortization of intangibles	8,337	8,498	7,766	(2)%	9%
Total cost of revenues	$107,851	$99,343	$82,964	9%	20%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)
License	$161,485	$170,310	$169,919	(5)%	0%
Connected services	64,380	41,128	27,308	57%	51%
Professional services	4,267	1,032	4,559	313%	(77)%
Amortization of intangibles	(8,337)	(8,498)	(7,766)	(2)%	9%
Total gross profit	$221,795	$203,972	$194,020	9%	5%

Fiscal Year 2020 Compared with Fiscal Year 2019

Total cost of revenues for fiscal year 2020 were $107.9 million, an increase of $8.5 million, or 8.6%, from $99.3 million for fiscal year 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $17.8 million, or 8.7%, from $204.0 million to $221.8 million, which was primarily driven by increased demand for our connected services solutions and professional services.

Cost of License Revenue

Cost of license revenue for fiscal year 2020 was $2.8 million, an increase of $0.7 million, or 34.5%, from $2.1 million for fiscal year 2019. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.5 percentage points from 2.1% for fiscal year 2019 to 2.6% for fiscal year 2020.

License gross profit decreased by $8.8 million, or 5.2%, primarily due to declines in license revenue recognized during the year.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2020 was $31.8 million, a decrease of $5.8 million, or 15.4%, from $37.6 million for fiscal year 2019. Cost of connected services revenue decreased primarily as a result of lower internal allocated costs. As a percentage of total cost of revenue, cost of connected service revenue decreased by 8.3 percentage points from 37.8% for fiscal year 2019 to 29.5% for fiscal year 2020.

Connected services gross profit increased $23.3 million, or 56.5%, from $41.1 million to $64.4 million which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure costs.

Cost of Professional Services Revenue

Cost of professional services revenue fiscal year 2020 was $65.0 million, an increase of $13.7 million, or 26.8%, from $51.2 million for fiscal year 2019. Cost of professional services revenue increased primarily due to our investments in professional services staff to meet customer program demands. Investments included increases in internally allocated labor costs of $4.3 million, compensation-related expenses of $3.3 million, and stock-based compensation expenses of $3.1 million. As a percentage of total cost of revenue, cost of professional services revenue increased by 8.6 percentage points from 51.6% for fiscal year 2019 to 60.2% for fiscal year 2020.

Professional services gross profit increased $3.2 million, or 313.5%, from $1.0 million to $4.3 million which was primarily due to increases in professional services revenue recognized and continued cost reduction measures.

Fiscal Year 2019 Compared with Fiscal Year 2018

Our total cost of revenues for fiscal year 2019 were $99.3 million, an increase of $16.4 million, or 19.7%, from $83.0 million for fiscal year 2018. The increase in cost of revenues resulted primarily from the growth of our cloud-based connected services revenue, which required an increase in cloud-based infrastructure and employee costs, and our investments in professional services staff to meet customer program demands. We also experienced an increase in amortization of intangible assets that was included in costs of revenues primarily due to our acquisition of Voicebox on April 2, 2018, which increased the carrying value of our total intangible assets.

We experienced an increase in gross profit of $10.0 million, or 5.1%, from $194.0 million to $204.0 million which was primarily driven by increased demand for our connected services solutions

Cost of License Revenue

Cost of license revenue for fiscal year 2019 were $2.1 million, an increase of $0.9 million, or 79.0%, from $1.2 million for fiscal year 2018. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.7 percentage points from 1.4% for fiscal year 2018 to 2.1% for fiscal year 2019.

License gross profit increased $0.4 million, or 0.2%, from $169.9 million to $170.3 million since costs associated with license royalties are minimal.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2019 were $37.6 million, an increase of $4.6 million, or 14.1%, from $32.9 million for fiscal year 2018. Cost of connected services revenue increased primarily as a result of the growth of cloud-based connected services revenue from new and existing customers utilizing our software delivery services for hybrid solutions. As a percentage of total cost of revenue, cost of connected service revenue decreased by 1.9 percentage points from 39.7% for fiscal year 2018 to 37.8% for fiscal year 2019.

Connected services gross profit increased $13.8 million, or 50.6%, from $27.3 million to $41.1 million, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure and employee costs.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2019 were $51.2 million, an increase of $10.1 million, or 24.5%, from $41.1 million for fiscal year 2018. Cost of professional services revenue increased primarily due to our investments in professional services staff to meet customer program demands. As a percentage of total cost of revenue, cost of professional services revenue increased by 2.0 percentage points from 49.6% for fiscal year 2018 to 51.6% for fiscal year 2019.

Professional services gross profit decreased $3.5 million, or 77.4%, from $4.6 million to $1.0 million, which was primarily due to changes made to our professional services pricing strategy and continued cost reduction measures.

Operating Expenses

The tables below show each component of operating expense. Other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and development	$88,899	$93,061	$80,957	(4)%	15%

Fiscal Year 2020 Compared with Fiscal Year 2019

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2020 were $88.9 million, a decrease of $4.2 million, or 4.5%, from $93.1 million for fiscal year 2019. In response to the COVID-19 pandemic, we shifted a portion of our R&D workforce to support our professional service teams, which led to a decline in R&D expenses as a result of internal labor cost allocations. R&D costs also declined due to capitalization of costs associated with internally developed software of $2.7 million and reduction of stock-based compensation of $2.0 million. The decline in R&D expenses were partially offset by a $0.8 million increase in contractor costs. As a percentage of total operating expenses, R&D expenses decreased by 4.3 percentage points from 48.2% for fiscal year 2019 to 43.9% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2019 were $93.1 million, an increase of $12.1 million, or 15.0%, from $81.0 million for fiscal year 2018. R&D expense increased primarily as a result of hiring more engineers and other essential product innovation personnel. Investing in R&D personnel is essential to advancing our technologies and enhancing in-car experiences. As a percentage of total operating expenses, R&D expenses decreased by 3.3 percentage points from 51.5% for fiscal year 2018 to 48.2% for fiscal year 2019.

Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)
Sales and marketing	$33,398	$36,261	$30,553	(8)%	19%

Fiscal Year 2020 Compared with Fiscal Year 2019

Sales and marketing expenses for fiscal year 2020 were $33.4 million, a decrease of $2.9 million, or 7.9%, from $36.3 million for fiscal year 2019. Sales and marketing expenses decreased primarily due lower compensation related expenses, including $1.9 million attributed to salary-related expenses and $2.7 million related to commission expenses. We also experienced a reduction of $1.1 million in travel-related expenditures as a result of COVID-19. The decrease was partly offset by stock-based compensation expenses, which increased $3.4 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.3 percentage points from 18.8% for fiscal year 2019 to 16.5% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

Sales and marketing expenses for fiscal year 2019 were $36.3 million, an increase of $5.7 million, or 18.7%, from $30.6 million for fiscal year 2018. Sales and marketing expenses increased primarily as a result of higher sales quota attainment and the expansion of our sales and marketing staff levels. As a percentage of total operating expenses, sales and marketing expenses decreased by 0.6 percentage points from 19.4% for fiscal year 2018 to 18.8% for fiscal year 2019.

General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
General and administrative	$49,386	$25,926	$19,873	90%	30%

Fiscal Year 2020 Compared with Fiscal Year 2019

General and administrative expenses for fiscal year 2020 were $49.4 million, an increase of $23.5 million, or 90.5%, from $25.9 million for fiscal year 2019. General and administrative expenses increased primarily due to our operation as a standalone public company during fiscal year 2020. We incurred higher compensation related expenses, including $8.5 million attributed to salary-related expenses and $12.5 attributed to stock-based compensation expenses. In addition, professional service expenses increased $3.0 million. As a percentage of total operating expenses, general and administrative expenses increased by 11.0 percentage points from 13.4% for fiscal year 2019 to 24.4% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

General and administrative expenses for fiscal year 2019 were $25.9 million, an increase of $6.1 million, or 30.5%, from $19.9 million for fiscal year 2018. The increase in general and administrative expenses was primarily attributable to professional and legal fees, administrative salaries expenses, and software fees. As a percentage of total operating expenses, general and administrative expenses increased by 0.8 percentage points from 12.6% for fiscal year 2018 to 13.4% for fiscal year 2019.

Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Cost of revenues	$8,337	$8,498	$7,766	(2)%	9%
Operating expense	12,544	12,524	8,840	0%	42%
Total amortization	$20,881	$21,022	$16,606	(1)%	27%

Fiscal Year 2020 Compared with Fiscal Year 2019

Intangible asset amortization for fiscal year 2020 was $20.9 million, a decrease of $0.1 million, or 0.7%, from $21.0 million for fiscal year 2019. The decrease primarily relates to the composition of intangible assets allocated to the Cerence business prior to Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.8 percentage points from 8.6% for fiscal year 2019 to 7.7% for fiscal year 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.3 percentage points from 6.5% for fiscal year 2019 to 6.2% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

Intangible asset amortization for fiscal year 2019 was $21.0 million, an increase of $4.4 million, or 26.6%, from $16.6 million for fiscal year 2018. The increase primarily relates to our acquisition of Voicebox which resulted in the addition of several customer relationships that increased amortization expense.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.8 percentage points from 9.4% for fiscal year 2018 to 8.6% for fiscal year 2019. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.9 percentage points from 5.6% for fiscal year 2018 to 6.5% for fiscal year 2019.

Restructuring and Other Costs, Net

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Restructuring and other costs, net	$18,237	$24,404	$12,863	(25)%	90%

Fiscal Year 2020 Compared with Fiscal Year 2019

Restructuring and other costs, net for fiscal year 2020 were $18.2 million, a decrease of $6.2 million, from $24.4 million for fiscal year 2019. Restructuring and other costs, net decreased primarily due to the winding down of separation costs to establish the Cerence business as a standalone public company, which decreased $10.8 million. The decrease was partly offset by the $3.6 million increase in severance charges related to the elimination of personnel across multiple functions and the $1.1 million increase in facilities related charges. As a percentage of total operating expense, restructuring and other costs, net decreased by 3.6 percentage points from 12.6% for fiscal year 2019 to 9.0% for fiscal year 2020.

Fiscal Year 2019 Compared with Fiscal Year 2018

Restructuring and other costs, net for fiscal year 2019 were $24.4 million, an increase of $11.5 million, from $12.9 million for fiscal year 2018. Restructuring and other costs, net increased primarily due to professional service fees incurred to establish the Cerence business as a standalone public company, which increased $13.9 million. The increase was partly offset by the $4.0 million decrease in severance charges related to the elimination of personnel across multiple functions. As a percentage of total operating expense, restructuring and other costs, net increased by 4.4 percentage points from 8.2% for fiscal year 2018 to 12.6% for fiscal year 2019.

Acquisition-related Costs

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Acquisition-related costs	$-	$944	$4,082	(100)%	(77)%

Fiscal Year 2020 Compared with Fiscal Year 2019

There were no acquisition-related costs for fiscal year 2020, which resulted in a decrease of $0.9 million, from $0.9 million for fiscal year 2019. Acquisition costs decreased as a direct result of integration, legal, and other professional fees incurred resulting from the acquisition of Voicebox on April 2, 2018. As a percentage of total operating expense, acquisition-related costs decreased by 0.5 percentage points from 0.5% for fiscal year 2019 to 0.0% for fiscal year 2020.

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

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(ASC 606)	(ASC 606)	(ASC 605)
Interest income	$585	$-	$-	100%	—
Interest expense	(22,737)	-	-	(100)%	—
Other income (expense), net	(23,319)	332	(54)	(7124)%	(715)%
Total other income (expense), net	$(45,471)	$332	$(54)	(13796)%	(715)%

Fiscal Year 2020 Compared with Fiscal Year 2019

Total other expense, net for fiscal year 2020 was $45.5 million, an increase of $45.8 million from $0.3 million of total other income, net for fiscal year 2019. The increase was primarily attributable to $22.7 million in interest expense related to our debt financings during fiscal year 2020, a $19.3 million loss on the extinguishment of debt related to our Existing Facilities and $1.2 million of expense related to a decrease in an asset corresponding with the release of indemnified pre-Spin-Off liabilities for uncertain tax positions.

Fiscal Year 2019 Compared with Fiscal Year 2018

Total other income, net for fiscal year 2019 was $0.3 million, an increase of $0.4 million, or 714.8%, from total other expense, net of $0.1 million for fiscal year 2018. The net increase in total other expense, net over the prior fiscal year was primarily the result of foreign currency gains (losses) year over year.

(Benefit from) Provision for Income Taxes

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
(Benefit from) provision for income taxes	$(5,509)	$(89,084)	$30,917	(94)%	(388)%
Effective income tax rate%	21.1%	(796.5)%	84.0%

Fiscal Year 2020 Compared with Fiscal Year 2019

Our effective income tax rate for fiscal year 2020 was 21.1%, compared to (796.5)% for fiscal year 2019. Consequently, our benefit from income taxes for fiscal year 2020 was $5.5 million, a net change of $83.6 million, or 93.8%, from a benefit from income taxes of $89.1 million for fiscal year 2019. The effective tax rate for the fiscal year 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter.

Fiscal Year 2019 Compared with Fiscal Year 2018

Our effective income tax rate for fiscal year 2019 was (796.5)%, compared to 84.0% for fiscal year 2018. Consequently, our provision for income taxes for fiscal year 2019 was $89.1 million, a net change of $120.0 million, or 388.1%, from $30.9 million for fiscal year 2018. The effective income tax rate for fiscal year 2019 differed from the U.S. statutory rate of 21.0% primarily due to a net tax benefit of $91.7 million related to intangible property transfers, partially offset by an uncertain tax position. The net tax benefit is also partially offset by global intangible low-taxed income, or GILTI, tax expense of $3.9 million.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Upon the Distribution, Nuance allocated $110.0 million in cash and cash equivalents to the Cerence business, which was adequate to meet the short-term net working capital needs of our business at the close of the Distribution. As of September 30, 2020, our net working capital, excluding current deferred revenue and deferred cost, was $153.6 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on our history of generating positive cash flows and the $136.1 million of cash and cash equivalents as of September 30, 2020, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ended September 30, 2021.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  Given the economic uncertainty as a result of the pandemic, during fiscal year 2020, we took actions to improve our liquidity position, including, reducing working capital, reducing operating costs by delaying research and development programs, initiating a workforce reduction, and substantially reducing discretionary spending. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms, or at all. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets.  An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

Beginning in fiscal 2021, we plan to enter into forward exchange contracts to hedge against foreign exchange rate fluctuations. We plan to designate these forward exchange contracts as cash flow hedges.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, in an effort to refinance our debt structure, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between the Company and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs. We used net proceeds from the issuance of the Notes to repay a portion of our indebtedness under the Credit Agreement, dated October 1, 2019, by and among the Company, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Existing Facility”).

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

The interest expense recognized related to the Notes for the fiscal year ended September 30, 2020 was as follows (dollars in thousands):

Year Ended September 30, 2020
Contractual interest expense	$1,753
Amortization of debt discount	1,131
Amortization of issuance costs	285
Total interest expense related to the Notes	$3,169

As of September 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2020, there were no amounts outstanding under the Revolving Facility.

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

We are obligated to make quarterly principal payments on the last day of each quarter in an aggregate annual amount equal to 5.0% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments commenced on September 30, 2020.

Interest accrues on outstanding borrowings under the Senior Credit Facilities at a rate, at our option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50% per annum), in each case, plus an applicable margin.  Initially, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%.  Following delivery of a compliance certificate for the first full fiscal quarter after the Financing Closing Date, the applicable margins for the Senior Credit Facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.50% or ABR plus 2.50%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 3.25% or ABR plus 2.25%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%.

Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2020 was $1.5 million, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly commencing with the quarter ended September 30, 2020, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2020, we were in compliance with all Credit Agreement covenants.

Existing Facilities

On October 1, 2019, in connection with the Spin-Off, we entered into the Existing Facility consisting of a five-year senior secured term loan facility in the aggregate principal amount of $270.0 million. The net proceeds from the issuance of the Existing Facility were $249.7 million, which was primarily intended to finance a cash distribution of approximately $153.0 million to Nuance and provide approximately $110.0 million initial support for the cash flow needs of the Cerence business. We also entered into a 54-month senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow (the “Existing Revolving Facility” and collectively with the Existing Facility, the “Existing Facilities”).

During June 2020, in connection with the issuance of the Notes and Senior Credit Facilities, we initiated prepayments towards our Existing Facilities in the amount of $267.6 million in cash. As a result, we recorded $267.6 million extinguishment of debt and $19.3 million loss on the extinguishment of debt. As of September 30, 2020, our obligations related to the Existing Facilities have been settled. Total interest expense relating to the Existing Facilities for the fiscal year ended September 30, 2020 was $18.0 million, reflecting the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the years ended September 30, 2020, 2019, and 2018, as reflected in the audited consolidated and combined statement of cash flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by operating activities	$44,789	$88,071	$115,259	(49)%	(24)%
Net cash used in investing activities	(30,675)	(4,517)	(86,312)	579%	(95)%
Net cash provided by (used in) financing activities	121,553	(83,554)	(28,947)	(245)%	189%
Effect of foreign currency exchange rates on cash and cash equivalents	400	—	—	100%	—
Net changes in cash and cash equivalents	$136,067	$—	$—	100%	—

Net Cash Provided by Operating Activities

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash provided by operating activities for fiscal year 2020 was $44.8 million, a net decrease of $43.3 million, or 49.1%, from net cash provided by operating activities of $88.1 million for fiscal year 2019. The net decrease in cash provided by operating activities stems from unfavorable changes in working capital. Outflows in prepaids and other assets and accounts payable increased by $21.5 million and $12.6 million, respectively. The timing of billings and collections resulted in $15.2 million additional cash inflows from accounts receivable compared to prior year.

Cash outflows from deferred revenue increased $53.3 million. Deferred revenue represents a significant portion of our net cash provided by operating activities and, depending on the nature of our contracts with customers, this balance can fluctuate significantly from period to period. We expect our deferred revenue balances to decrease in the future, including due to a wind-down of a legacy connected service relationship with a major OEM, since the majority of cash from the contract has been collected. We do not expect any changes in deferred revenue to affect our ability to meet our obligations.

Fiscal Year 2019 Compared with Fiscal Year 2018

Net cash provided by operating activities for fiscal year 2019 was $88.1 million, a decrease of $27.2 million, or 23.6%, from $115.3 million for fiscal year 2018. The net decrease in cash provided by operating activities stems from unfavorable changes in working capital, primarily due to the timing of payments, which decreased accrued expenses and other liabilities by $6.7 million and increased prepaid expenses and other assets by $5.9 million. In addition, the timing of billing and collections resulted in a decrease in accounts receivable of $7.6 million compared to the prior year.

Net Cash Used in Investing Activities

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash used in investing activities for the fiscal year 2020 was $30.7 million, an increase of $26.2 million, or 579.1%, from $4.5 million for fiscal year 2019. The increase in cash outflows is due to the purchase of property and equipment to support the standalone operations of the Company and the purchase of marketable securities, in the amount of $11.7 million.

Fiscal Year 2019 Compared with Fiscal Year 2018

Net cash used in investing activities for fiscal year 2019 was $4.5 million, a decrease of $81.8 million, from $86.3 million for fiscal year 2018. The decrease in cash outflows was due to net cash payments of $79.8 million associated with the acquisition of Voicebox during the fiscal year ended September 30, 2018 and a $2.0 million decrease in cash outflows for capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash provided by financing activities for the fiscal year 2020 was $121.6 million, a net increase of $205.1 million, from cash used in financing activities of $83.6 million for fiscal year 2019. The increase in cashflows were the result of $169.8 million net proceeds from the issuance of the Notes, $123.0 million net proceeds from the issuance of the Senior Credit Facilities, and $249.7 million net proceeds from the issuance of the Existing Facilities. The increase in cashflows were partly offset by $271.6 million in principal payments of long-term debt, $6.4 million payments of debt issuance costs, and the $153.0 million distribution paid to Nuance.

Fiscal Year 2019 Compared with Fiscal Year 2018

Net cash used in financing activities for fiscal year 2019 was $83.6 million, an increase of $54.6 million, or 188.6%, from net cash used in financing activities of $28.9 million for fiscal year 2018. The change relates to the cash distributions associated with Nuance’s historical cash management process

Business Acquisitions

Historically, we have made several acquisitions. We approach the market with a focus on our core technologies and acquire companies based on a careful assessment of potential post-acquisition synergies that will help us expand our software platform and connected car services and advance our technologies.

On April 2, 2018, we acquired Voicebox, headquartered in Bellevue, Washington. Voicebox is a provider of conversational artificial intelligence, including voice recognition, natural language understanding, and artificial intelligence services. The aggregate consideration for this transaction was $94.2 million which included $79.8 million paid in cash, net of $6.7 million in cash acquired, a $12.8 million write-off of deferred revenues related to our pre-existing relationship with Voicebox, and a $1.6 million deferred acquisition payment which would be paid in cash upon the conclusion of an indemnity period. The transaction was accounted for as a business combination and is included in the accompanying Consolidated and Combined Financial Statements beginning on the date of acquisition. Refer to Note 4 to the accompanying Consolidated and Combined Financial Statements included elsewhere in this Form 10-K for more detail on the acquisition of Voicebox.

Contractual Obligations, Contingent Liabilities, and Commitments

Contractual obligations may include lease and other non-current liabilities that are enforceable and legally binding, excluding contingent liabilities that may arise from litigation, arbitration, regulatory actions, or income taxes.

The following table outlines our contractual payment obligations as of September 30, 2020 (dollars in thousands):

	Payments Due by the Year Ended September 30,
	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (1)	5,246	10,493	8,768	-	24,507
Senior Credit Facilities	6,250	20,313	96,875	-	123,438
Interest payable on Senior Credit Facilities (2)	4,220	7,624	2,184	-	14,028
Operating leases	7,200	10,764	6,832	3,097	27,893
Finance leases	319	618	563	10	1,510
Total contractual obligations	$23,235	$49,812	$290,222	$3,107	$366,376

(1)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2020.
(2)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of September 30, 2020.

Other Matters

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Defined Benefit Plans

We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed through our acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. Our total defined benefit plan pension expense was $0.5 million, $0.4 million, and $0.4 million for fiscal years 2020, 2019, and 2018, respectively. The aggregate projected benefit obligation as of fiscal years 2020, 2019, and 2018 was $8.3 million, $7.3 million and $5.0 million, respectively. The aggregate net liability of our defined benefit plans as of September 30, 2020, 2019, and 2018 was $7.1 million, $6.8 million, and $4.2 million, respectively.

Issued Accounting Standards Not Yet Adopted

Refer to Note 3 to the accompanying audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K for a description of certain issued accounting standards that have not been adopted by us and may impact our results of operations in future reporting periods.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for doubtful accounts; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

As of October 1, 2018, we adopted ASC 606 using the modified retrospective approach, which requires the results for the current reporting periods be presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting policies in accordance with ASC 605, with a cumulative adjustment recorded to accumulated deficit. For a reconciliation of our old accounting policy and ASC 606, please refer to Note 3 to the accompanying audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K. We currently recognize revenue after applying the following five steps:

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

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price, or SSP, of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (in the instances where available);
•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;
•	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and
•	other pricing factors, such as the geographical region in which the products or services are sold and expected discounts based on the customer size and type.

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

Revenue is recognized when control of these products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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

Performance Obligations

License

Software and technology licenses sold with non-distinct professional services to customize and/or integrate the underlying software and technology are accounted for as a combined performance obligation. Revenue from the combined performance obligation is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours. For income statement presentation purposes, we separate license revenue from professional services revenue based on their relative SSPs.

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

Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets and in other assets, respectively. As of September 30, 2020 and 2019, we had $5.6 million and $2.7 million of contract acquisition costs. We had amortization expense of $1.5 million and $0.7 million related to these costs during the fiscal year ended September 30, 2020 and 2019. There was no impairment related to contract acquisition costs.

Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of September 30, 2020 and 2019, we had $45.4 million and $41.6 million of capitalized contract costs.

We had amortization expense of $12.0 million and $10.6 million related to these costs during the fiscal year ended September 30, 2020 and 2019, respectively. There was no impairment related to contract fulfillment costs capitalized.

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

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. As of September 30, 2020, we had $30.3 million of contract assets.

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of September 30, 2020, we had $325.1 million of deferred revenue.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when interim indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment in any of the periods presented.

For the purpose of testing goodwill for impairment, all goodwill acquired in a business combination is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Components of similar economic characteristics are aggregated into one reporting unit for the purpose of goodwill impairment assessment. Reporting units are identified annually and re-assessed periodically for recent acquisitions or any changes in segment reporting structure. Upon consideration of our components, we have concluded that our goodwill is associated with one reporting unit.

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

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There were no long-lived asset impairments in any of the periods presented.

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

Income Taxes

Fiscal 2020

We account for income taxes using the assets and liabilities method, as prescribed by ASC No. 740, Income Taxes, or ASC 740.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carry amount of assets and liabilities and their respective tax bases. The method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowance required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our currency and deferred tax positions.

Any significant fluctuations in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rates.

We have historically estimated the future tax consequences of certain items, including bad debts and accruals that cannot be deducted for income tax purposes until such expenses are paid or the related assets are disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent period when the estimates are adjusted to the actual filed tax return amounts.

Deferred tax assets and liabilities are measured used enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. With respect to earnings expected to be indefinitely reinvested offshore, we do not accrue ta for the repatriations of such foreign earnings.

Valuation Allowance

We regularly review our deferred tax assets for recoverability considering historically profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgements and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

Fiscal 2019 and Fiscal 2018

Income taxes as presented herein attribute current and deferred income taxes of Nuance to the Cerence business’s standalone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the Cerence business’s income tax provision was prepared following the “Separate Return Method.” The Separate Return Method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of Nuance may not be included in the combined financial statements of the Cerence business. Similarly, the tax treatment of certain items reflected in the combined financial statements of Cerence may not be reflected in the consolidated financial statements and tax returns of Nuance; therefore, such items as net operating losses, credit carryforwards and valuation allowances may exist in the standalone financial statements that may or may not exist in Nuance’s consolidated financial statements.

The breadth of the Cerence business’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes that the Cerence business would have paid if it had been a separate taxpayer. The final taxes that would have been paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The provision for income taxes was determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. This method also requires the recognition of future tax benefits relating to net operating loss carryforwards and tax credits, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. The provision for income taxes represented income taxes paid by Nuance or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Cerence business’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In assessing the need for a valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weights assigned to the positive and negative evidence are commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed, it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses.

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

Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as finance leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment.

Operating leases are included in “Operating lease right-of-use assets, “Short-term operating lease liabilities,” and “Long-term operating lease liabilities” on our consolidated balance sheet as of September 30, 2020. Finance leases are included in “Property and equipment, net”, “Accrued expenses and other current liabilities,” and “Other liabilities” on our consolidated balance sheet as of September 30, 2020.

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

We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity components classified from additional paid-in-capital to mezzanine equity, as needed.

Loss Contingencies

We may be subject to legal proceedings, lawsuits and other claims relating to labor, service, intellectual property, and other matters that arise from time to time in the ordinary course of business. On a quarterly basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes. Due to the inherent uncertainties, estimates are based only on the best information available at the time. Actual outcomes may differ from our estimates. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. Such revisions may have a material impact on our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.

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

Assets and liabilities of our foreign entities are translated into U.S. dollars at exchange rates in effect at the balance sheet date and income and expense items are translated at average rates for the applicable period. Therefore, the change in the value of the U.S. dollar compared to foreign currencies will have either a positive or negative effect on our financial position and results of operations. Historically, our primary exposure has been related to transactions denominated in the Canadian dollar, Chinese yuan, Euro, and Japanese yen.

We have the ability to enter into forward exchange contracts to hedge against foreign currency fluctuations when necessary. We did not maintain any hedging instruments in any of the historical or interim periods presented in the accompanying Consolidated and Combined Financial Statements.

Interest Rate Sensitivity

Historically, the Cerence business has not maintained financial instruments that would be exposed to interest rate risk. Since interest bearing financial instruments maintained at Nuance were not specifically identifiable to the Cerence business, interest rate risk has not impacted any of the historical or interim periods presented in the accompanying Consolidated and Combined Financial Statements.

We are exposed to interest rate risk as a result of our cash and cash equivalents, marketable securities, and indebtedness related to the Senior Credit Facilities.

At September 30, 2020, we held approximately $136.1 million of cash and cash equivalents consisting of cash and money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds classified as cash and cash equivalents would increase by $1.0 million per annum, based on September 30, 2020 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of September 30, 2020, assuming a 1% increase in interest rates and our Revolving Facility is fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cerence Inc.

Burlington, Massachusetts

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Cerence Inc. (the “Company”) as of September 30, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, consolidated statement of equity and combined statements of changes in parent company equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 3 to the consolidated and combined financial statements, effective October 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842)

Emphasis of Matter

As discussed in Note 2, the financial statements of the Cerence business are not those of a standalone entity. The combined financial statements of the Cerence business as of September 30, 2019 and for the two years in the period ended September 30, 2019 reflect the assets, liabilities, revenues and expenses directly attributable to the Cerence business, as well as allocations deemed reasonable by management, to present the financial position, results of operations, changes in parent company equity, and cash flows of the Cerence business on a standalone basis and do not necessarily reflect the financial position, results of operations, changes in parent company equity, and cash flows of the Cerence business in the future or what they would have been had the Cerence business been a separate, standalone entity during the years presented.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

November 19, 2020

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Revenues:
License	$164,268	$172,379	$171,075
Connected services	96,148	78,690	60,227
Professional services	69,230	52,246	45,682
Total revenues	329,646	303,315	276,984
Cost of revenues:
License	2,783	2,069	1,156
Connected services	31,768	37,562	32,919
Professional services	64,963	51,214	41,123
Amortization of intangible assets	8,337	8,498	7,766
Total cost of revenues	107,851	99,343	82,964
Gross profit	221,795	203,972	194,020
Operating expenses:
Research and development	88,899	93,061	80,957
Sales and marketing	33,398	36,261	30,553
General and administrative	49,386	25,926	19,873
Amortization of intangible assets	12,544	12,524	8,840
Restructuring and other costs, net	18,237	24,404	12,863
Acquisition-related costs	—	944	4,082
Total operating expenses	202,464	193,120	157,168
Income from operations	19,331	10,852	36,852
Interest income	585	—	—
Interest expense	(22,737)	—	—
Other income (expense), net	(23,319)	332	(54)
(Loss) income before income taxes	(26,140)	11,184	36,798
(Benefit from) provision for income taxes	(5,509)	(89,084)	30,917
Net (loss) income	$(20,631)	$100,268	$5,881
Net (loss) income per share:
Basic	$(0.57)	$2.76	$0.16
Diluted	$(0.57)	$2.76	$0.16
Weighted-average common share outstanding:
Basic	36,428	36,391	36,391
Diluted	36,428	36,391	36,391

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Net (loss) income	$(20,631)	$100,268	$5,881
Other comprehensive income (loss):
Foreign currency translation adjustments	15,805	(3,866)	(1,906)
Pension adjustments, net	1,178	(1,176)	562
Unrealized loss on available-for-sale securities	(1)	—	—
Total other comprehensive income (loss)	16,982	(5,042)	(1,344)
Comprehensive (loss) income	$(3,649)	$95,226	$4,537

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$136,067	$—
Marketable securities	11,662	—
Accounts receivable, net of allowances of $1,394 and $865 at September 30, 2020 and September 30, 2019, respectively	49,943	65,787
Deferred costs	7,256	9,195
Prepaid expenses and other current assets	44,220	17,343
Total current assets	249,148	92,325
Property and equipment, net	29,529	20,113
Deferred costs	38,161	32,428
Operating lease right-of-use assets	20,096	—
Goodwill	1,128,198	1,119,329
Intangible assets, net	45,616	65,561
Deferred tax assets	161,759	150,629
Other assets	14,938	3,444
Total assets	$1,687,445	$1,483,829
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,447	$16,687
Deferred revenue	112,520	88,233
Short-term operating lease liabilities	5,700	—
Short-term debt	6,250	—
Accrued expenses and other current liabilities	67,857	24,194
Total current liabilities	200,774	129,114
Long-term debt, net of discounts and issuance costs	266,872	—
Deferred revenue, net of current portion	212,573	265,051
Long-term operating lease liabilities	17,821	—
Other liabilities	31,649	21,536
Total liabilities	729,689	415,701
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2020; 36,842 shares issued and outstanding as of September 30, 2020	369	—
Net parent investment	—	1,097,127
Accumulated other comprehensive income (loss)	3,711	(28,999)
Additional paid-in capital	974,307	—
Accumulated deficit	(20,631)	—
Total stockholders' equity	957,756	1,068,128
Total liabilities and stockholders' equity	$1,687,445	$1,483,829

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENT OF EQUITY AND

COMBINED STATEMENTS OF CHANGES IN PARENT COMPANY EQUITY

(In thousands)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total
Balance at October 1, 2017	-	$—	$—	$—	$1,019,792	$(22,613)	$997,179
Accumulated adjustment due to the adoption of ASU 2016-16	-	-	-	-	(1,510)	-	(1,510)
Net income	-	-	-	-	5,881	-	5,881
Other comprehensive income	-	-	-	-	-	(1,344)	(1,344)
Net transfer to Parent	-	-	-	-	(6,887)	-	(6,887)
Balance at September 30, 2018	-	-	-	-	1,017,276	(23,957)	993,319
Accumulated adjustment related to the adoption of ASC 606	-	-	-	-	6,974	-	6,974
Net income	-	-	-	-	100,268	-	100,268
Other comprehensive loss	-	-	-	-	-	(5,042)	(5,042)
Net transfer to Parent	-	-	-	-	(27,391)	-	(27,391)
Balance at September 30, 2019	-	-	-	-	1,097,127	(28,999)	1,068,128
Net loss	-	-	-	(20,631)	-	-	(20,631)
Other comprehensive income	-	-	-	-	-	16,982	16,982
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(6,098)	15,728	9,630
Reclassification of net parent investment in Cerence	-	-	938,051	-	(938,051)	-	-
Issuance of common stock at separation	36,391	364	(364)	-	-	-	-
Issuance of common stock under employee stock plans	706	7	1,311	-	-	-	1,318
Stock withheld to cover tax withholdings requirements upon restricted stock vesting	(255)	(2)	(9,367)				(9,369)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $627)	-	-	14,371	-	-	-	14,371
Stock-based compensation	-	-	30,305	-	-	-	30,305
Balance at September 30, 2020	36,842	$369	$974,307	$(20,631)	$—	$3,711	$957,756

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Cash flows from operating activities:
Net (loss) income	$(20,631)	$100,268	$5,881
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	30,041	28,844	25,765
Provision for doubtful accounts	704	—	—
Stock-based compensation	47,285	29,682	22,043
Non-cash interest expense	5,286	—	—
Loss on debt extinguishment	19,279	—	—
Deferred tax (benefit) expense	(11,354)	(101,223)	12,473
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,112	904	8,472
Prepaid expenses and other assets	(30,311)	(8,836)	(2,960)
Deferred costs	(1,381)	4,339	(12,528)
Accounts payable	(2,430)	10,130	(6,291)
Accrued expenses and other liabilities	27,819	6,289	12,946
Deferred revenue	(35,630)	17,674	49,458
Net cash provided by operating activities	44,789	88,071	115,259
Cash flows from investing activities:
Capital expenditures	(19,012)	(4,517)	(6,510)
Purchases of marketable securities	(11,663)	—	—
Payments for business acquisitions, net of cash acquired	—	—	(79,802)
Net cash used in investing activities	(30,675)	(4,517)	(86,312)
Cash flows from financing activities:
Net transactions with Parent	12,964	(83,554)	(28,947)
Distributions to Parent	(152,978)	—	—
Proceeds from long-term debt, net of discount	547,719	—	—
Payments for long-term debt issuance costs	(6,402)	—	—
Principal payments of long-term debt	(271,563)	—	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(9,369)	—	—
Principal payments of lease liabilities arising from a finance lease	(136)	—	—
Proceeds from issuance of common stock from employee stock plans	1,318	—	—
Net cash provided by (used in) financing activities	121,553	(83,554)	(28,947)
Effects of exchange rate changes on cash and cash equivalents	400	—	—
Net change in cash and cash equivalents	136,067	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$136,067	$—	$—
Supplemental information:
Cash paid for income taxes	$2,181	$12,139	$18,444
Cash paid for interest	$14,733	$-	$-

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization

History

On October 1, 2019, (the “Distribution Date”), Nuance Communications (“Nuance” or “the Parent”), a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (which we refer to as the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (which we refer to as the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

In connection with the Distribution, on September 30, 2019, we filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which became effective on October 1, 2019. Our Amended and Restated By-laws also became effective on October 1, 2019. On October 2, 2019, our common stock began regular-way trading on the Nasdaq Global Select Market under the ticker symbol CRNC.

Business

Cerence Inc. (referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” the “Company” or “Cerence”) is a global, premier provider of AI-powered assistants and innovations for connected and autonomous vehicles. Our customers include all major automobile original equipment manufacturers (“OEMs”), or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects.

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

In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolating residents to their homes or places of residence, and practice social distancing. These extreme measures have negatively impacted businesses of all sizes, including the automotive industry and its suppliers. Automotive production and shipments ceased or were not operating at full capacity in order to ensure the safety of workers. Given the declines in automotive production and shipments, the COVID-19 pandemic has had a material impact on our billings and revenue recognized from licenses and billings from connected services during the second half of fiscal 2020 and may also continue beyond fiscal 2020.

We have taken numerous steps in our approach to addressing the COVID-19 pandemic. We shifted a portion of our R&D and engineering workforces to support our professional service teams and their successful completion of customer project milestones to help mitigate the decline in revenues. We reduced expenses by limiting discretionary spending, reducing third-party contractors, deferring the hiring of new employees and implementing a reduction in our workforce. In order to further conserve cash outflows, we implemented temporary reductions in salaries for our current named executive officers and other senior executives.

We implemented our business continuity plans and our crisis response team remains in place to respond to changes in our environment. At the onset of the COVID-19 pandemic, we instructed employees across 18 different countries and 24 office locations to work from home on a temporary basis. Beginning in May 2020, in jurisdictions where local restrictions implemented to prevent the further spread of COVID-19 were lifted, we started reopening our offices to allow employees to return to work at their option. For employees returning to our offices, we have instituted social distancing protocols, increased the level of cleaning and sanitizing, and undertaken other actions to make our offices safer. While most of our employees continue to work remotely, we have experienced minimal declines in workforce efficiency due to our investment in cloud-based applications and tools. We have also instituted strict restrictions on travel for all employees. As of the date of this filing, we do not believe our work from home and return to office protocols have materially adversely impact our internal controls and financial reporting systems.

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

2. Basis of Presentation

Fiscal 2020

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal year presented. All such adjustments are of a normal recurring nature.

Fiscal 2019 and 2018

Standalone financial statements had not been historically prepared for the Cerence business. The accompanying combined financial statements have been prepared from the Parent’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business. As a direct ownership relationship did not exist among all the various business units comprising the Cerence business, Nuance’s investment in the Cerence business is shown in lieu of stockholders’ equity in the combined financial statements.

The Combined Statements of Operations include all revenues and costs directly attributable to Cerence as well as an allocation of expenses related to functions and services performed by centralized Parent organizations. These corporate expenses have been allocated to the Cerence business based on direct usage or benefit, where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, number of transactions or other measures as determined appropriate. The Combined Statements of Cash Flows present these corporate expenses that are cash in nature as cash flows from operating activities, as this is the nature of these costs at the Parent. Non-cash expenses allocated from the Parent include corporate depreciation and amortization and stock-based compensation included as add-back adjustments to reconcile net income to net cash provided by operations. As described in Note 3(l) and Note 20, current and deferred income taxes and related tax expense have been determined based on the standalone results of the Cerence business by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes, (“ASC 740”), to the Cerence business’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).

The Cerence business was dependent upon technologies which were owned by various entities within the Parent structure. While these combined financial statements use various methods to allocate the cost of these technologies to the Cerence business, this does not purport to reflect the cost of an arm’s length license arrangement.

The combined financial statements include the allocation of certain assets and liabilities that have historically been held at the Nuance corporate level or by shared entities but which are specifically identifiable or allocable to the Cerence business. These shared assets and liabilities have been allocated to the Cerence business on the basis of direct usage when identifiable, or allocated on a pro rata basis of revenue, headcount or other systematic measures that reflect utilization of the services provided to or benefits received by Cerence. The Parent used a centralized approach to cash management and financing its operations. Accordingly, none of the cash, cash equivalents, marketable securities, foreign currency hedges or debt and related interest expense has been allocated to the Cerence business in the combined financial statements. The Parent’s short and long-term debt has not been pushed down to the Cerence business’s combined financial statements because the Cerence business was not the legal obligor of the debt and the Parent’s borrowings were not directly attributable to the Cerence business.

The Parent maintained various stock-based compensation plans at a corporate level. Cerence employees participated in those programs and a portion of the cost of those plans has been included in the Cerence business’s Combined Statements of Operations. However, the stock-based compensation expense has been included within the net parent investment. Refer to Note 16 for further description of the accounting for stock-based compensation.

Transactions between the Parent and the Cerence business are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as net parent investment. Refer to Note 3(p) for further description.

All of the allocations and estimates in the combined financial statements are based on assumptions that management believes are reasonable. However, the combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows if the Cerence business had been a separate, standalone entity during the periods presented.

3. Summary of Significant Accounting Policies

(a) Principles of Consolidation

Fiscal year 2020

The accompanying consolidated financial statements include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal years 2019 and 2018

The combined financial statements present the financial position, statement of operations, Parent company equity and cash flows of the Cerence business. All significant balances and transactions between entities in the Cerence business have been eliminated for these combined financial statements. All significant balances between Parent (excluding the Cerence business) and the Cerence business are included in Parent company equity in the Combined Balance Sheets.

(b) Use of Estimates

The Consolidated and Combined Financial Statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for doubtful accounts; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

(c) Revenue Recognition

ASC 606 for fiscal years 2020 and 2019

See Note 5 for revenue recognition under ASC 606 for fiscal years 2020 and 2019.

ASC 605 for fiscal year 2018

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

Revenue from royalties on sales of our software products by OEMs, where no services are included, is recognized in the period earned so long as we have been notified by the OEM that such royalties are due, and provided that all other revenue recognition criteria are met.

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

(d) Business Combinations

We determine and allocate the purchase price of an acquired company to the tangible and intangible assets acquired and liabilities assumed as of the date of acquisition. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition. The purchase price allocation process requires us to use significant estimates and assumptions, which include:

•	estimated fair values of intangible assets;
•	estimated fair values of legal performance commitments to customers, assumed from the acquiree under existing contractual obligations (classified as deferred revenue);
•	estimated income tax assets and liabilities assumed from the acquiree;
•	estimated fair value of pre-acquisition contingencies assumed from the acquiree; and
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

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money-market funds with original maturities of 90 days or less. We estimated the fair value of our money-market funds from quoted prices for identical assets in active markets on the last trading day of the reporting period.

(f) Marketable Securities

Marketable securities consist of commercial paper and corporate bonds.  We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. We classify our marketable securities as either short-term or long-term based on the nature of each security. We record marketable securities at fair value, with the unrealized gains or losses included within “Accumulated other comprehensive income (loss)” on the consolidated balance sheet until realized. Interest income earned from our marketable securities is reported within “Interest income” on the consolidated statement of operations. We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairment to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gain and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in “Other income (expense), net” on the consolidated statement of operations.

(g) Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when interim indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There is no goodwill impairment for the years ended September 30, 2020, 2019, and 2018.

We believe our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO approves all major decisions, including reorganizations and new business initiatives. Our CODM reviews routine consolidated operating information and makes decisions on the allocation of resources at this level, as such, we have concluded that we have one operating segment.

For the purpose of testing goodwill for impairment, all goodwill acquired in a business combination is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Components of similar economic characteristics are aggregated into one reporting unit for the purpose of goodwill impairment assessment. Reporting units are identified annually and re-assessed periodically for recent acquisitions or any changes in segment reporting structure. Upon consideration of our components, we have concluded that our goodwill is associated with one reporting unit.

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

Due to the macroeconomic conditions driven by the COVID-19 pandemic, we concluded that indicators of impairment were present as of March 31, 2020. We performed an interim assessment of goodwill and concluded that no impairment existed as the fair value of our reporting unit exceeded its carrying value as of March 31, 2020. On July 1, 2020, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

(h) Long-Lived Assets with Definite Lives

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

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. During the years ended September 30, 2019 and 2018, there was no indication that the carrying value of our assets or asset groups may not be recoverable.

Due to the macroeconomic conditions driven by the COVID-19 pandemic and the anticipated negative impact on our license revenue and connected services billings, we concluded that indicators of impairment were present and performed an interim test for recoverability of our long-lived asset group as of March 31, 2020. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of March 31, 2020. As of September 30, 2020, there were no indicators of impairment present related to our long-lived asset group.

(i) Accounts Receivable Allowances

We record allowances for doubtful accounts for the estimated probable losses on uncollected accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable, and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible. For the years ended September 30, 2020, 2019, and 2018, the activity related to the allowance for doubtful accounts was as follows (dollars in thousands):

Allowance for Doubtful Accounts
Balance at October 1, 2017	$832
Bad debt provisions	366
Write-offs, net of recoveries	(244)
Balance at September 30, 2018	954
Bad debt provisions	401
Write-offs, net of recoveries	(490)
Balance at September 30, 2019	865
Bad debt provisions	704
Write-offs, net of recoveries	(175)
Balance at September 30, 2020	$1,394

(j) Research and Development

Research and development (“R&D”) costs related to software that is or will be sold or licensed externally to third-parties, or for which a substantive plan exists to sell or license such software in the future, incurred subsequent to the establishment of technological feasibility, but prior to the general release of the product, are capitalized and amortized to cost of revenue over the estimated useful life of the related products. We have determined that technological feasibility is reached shortly before the general release of the software products. Costs incurred after technological feasibility is established have not been material. R&D costs are otherwise expensed as incurred.

(k) Acquisition-related Costs

Acquisition-related costs include those costs related to potential and realized acquisitions. These costs consist of (i) transition and integration costs, including retention payments, transitional employee costs and earn-out payments, and other costs related to integration activities and (ii) professional service fees, including financial advisory, legal, accounting, and other outside services incurred in connection with acquisition activities and disputes.

The components of acquisition-related costs are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Transition and integration costs	$—	$563	$1,616
Professional service fees	—	381	2,466
Total	$—	$944	$4,082

(l) Income Taxes

Fiscal year 2020

We account for income taxes using the assets and liabilities method, as prescribed by ASC No. 740, Income Taxes, or ASC 740.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carry amount of assets and liabilities and their respective tax bases. The method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowance required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our currency and deferred tax positions.

Any significant fluctuations in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rates.

We have historically estimated the future tax consequences of certain items, including bad debts and accruals that cannot be deducted for income tax purposes until such expenses are paid or the related assets are disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent period when the estimates are adjusted to the actual filed tax return amounts.

Deferred tax assets and liabilities are measured used enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. With respect to earnings expected to be indefinitely reinvested offshore, we do not accrue ta for the repatriations of such foreign earnings.

Valuation Allowance

We regularly review our deferred tax assets for recoverability considering historically profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets.

The weight given to the positive and negative evidence is commensurate with the extend to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgements and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws is complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

Fiscal years 2019 and 2018

Income taxes as presented herein attribute current and deferred income taxes of the Parent to the Cerence business’s standalone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the Cerence business’s income tax provision was prepared following the “Separate Return Method.” The Separate Return Method applies ASC 740 to the standalone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a standalone enterprise. As a result, actual tax transactions included in the consolidated financial statements of the Parent may not be included in the combined financial statements of the Cerence business. Similarly, the tax treatment of certain items reflected in the combined financial statements of the Cerence business may not be reflected in the consolidated financial statements and tax returns of the Parent; therefore, such items as net operating losses, credit carryforwards and valuation allowances may exist in the standalone financial statements that may or may not exist in the Parent’s consolidated financial statements.

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

(m) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statement of Equity and Combined Statements of Changes in Parent Company Equity, consists of the following (dollars in thousands):

	September 30,
	2020	2019
Foreign currency translation adjustments	$5,264	$(26,216)
Net unrealized losses on post-retirement benefits	(1,552)	(2,783)
Net unrealized losses on available-for-sale securities	(1)	—
Accumulated other comprehensive income (loss)	$3,711	$(28,999)

No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.

(n) Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 15.0% and 11.1% of our accounts receivable balance, net at September 30, 2020. Two customers accounted for 12.9% and 10.0% of our accounts receivable balance, net at September 30, 2019. One customer accounted for 23.3% of our revenues for the year ended September 30, 2020. Two customers accounted for 20.7% and 12.3% of our revenues for the year ended September 30, 2019, and one customer accounted for 18.4% of our revenues for the year ended September 30, 2018.

(o) Foreign Currency Translation

The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive loss as a component of stockholders’ equity and parent company equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within other income (expense), net. Foreign currency transaction (gains) losses for the years ended September 30, 2020, 2019 and 2018 were $2.4 million, ($0.3) million, and $0.1 million, respectively.

(p) Net Parent Investment

In the Consolidated and Combined Balance Sheets, net parent investment represents the Parent’s historical investment in the Cerence business, accumulated net earnings after taxes and the net effect of transactions with, and allocations from, the Parent.

(q) Stock-Based Compensation

Fiscal year 2020

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. We recognize stock compensation expense using the straight-line attribution method over the requisite service period. We record forfeitures as they occur. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to additional paid-in capital. We record any income tax effect related to stock-based awards through the Consolidated Statements of Operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.

Fiscal years 2019 and 2018

The Parent maintained certain stock compensation plans for the benefit of certain of its officers, directors and employees, including grants of employee stock options, purchases under employee stock purchase plans and restricted awards. These combined financial statements included certain expenses of the Parent that were allocated to the Cerence business for stock-based compensation. The stock-based compensation expense was recognized over the requisite service period, based on the grant date fair value of the awards and the number of the awards expected to be vested based on service and performance conditions, net of forfeitures. The Cerence business’s Combined Balance Sheets did not include any Parent outstanding equity related to these stock-based compensation programs. Effective the fourth quarter of fiscal year 2017, as a result of the early adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), we recorded any tax effect related to stock-based awards through the Combined Statements of Operations. Excess tax benefits were recognized as deferred tax assets upon settlement and were subject to regular review for valuation allowance.

(r) Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as financing leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment.

Operating leases are included in “Operating lease right-of-use assets, “Short-term operating lease liabilities,” and “Long-term operating lease liabilities” on our consolidated balance sheet as of September 30, 2020. Finance leases are included in “Property and equipment, net”, “Accrued expenses and other current liabilities,” and “Other liabilities” on our consolidated balance sheet as of September 30, 2020.

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

(s) Convertible Debt

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

We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

(t) Net (Loss) Income Per Share

Basic net loss or income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, contingently issuable shares, and potential issuance of stock upon conversion of our Notes, as more fully described in Note 21. The dilutive effect of the Notes is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

(u) Recently Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, (“ASU 2016-02”), and codified as ASC 842, which became effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The guidance requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases Topic Targeted Improvements, which provides an additional and optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. Additionally, in March 2019, the FASB issued ASU 2019-01, Codification Improvements to Topic 842, which provides guidance in the following areas: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers and (2) clarification of interim disclosure requirements during transition.

We adopted the new standard effective October 1, 2019 under the modified retrospective transition approach. Results for reporting periods beginning after October 1, 2019 are presented under ASC 842, while prior periods have not been adjusted and continue to be reported in accordance with our historic accounting under previous GAAP. We elected the package of practical expedients permitted under the transition guidance. The new standard does not have a material impact on our consolidated statement of operations and cash flows. Approximately $2.2 million of deferred rent balances were reclassified against the costs of the right-of-use assets. The effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of October 1, 2019 is immaterial.

The following tables summarize the impact of adopting ASC 842 on the consolidated balance sheet as of October 1, 2019 (dollars in thousands):

	As of October 1, 2019
	As Previously Reported	Impact of Adoption of Topic ASC 842	As Adjusted
Assets:
Operating lease right of use assets	$-	$19,594	$19,594

Liabilities:
Current liabilities:
Short-term operating lease liabilities	$-	$4,863	$4,863
Accrued expenses and other current liabilities	24,194	(1,465)	22,729
Long-term operating lease liabilities	-	16,883	16,883
Other liabilities	$21,536	$(687)	$20,849

Equity:
Net parent investment	$1,097,127	$—	$1,097,127

Other Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”), which is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance requires that implementation costs related to a hosting arrangement that is a service contract be capitalized and amortized over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements during fiscal year 2020.

(v) Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our combined financial position, results of operations or cash flows, or do not apply to our operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. This standard is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance of this standard is effective.

We plan to adopt this new standard in the first quarter of our fiscal 2021. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. Implementation efforts related to ASU 2016-13 are underway, including model development, identification of additional data needs for new reporting requirements, and drafting of accounting policies and internal controls. We believe our accounts receivable and contact assets balances fall within the scope of ASU 2016-13 and will be impacted upon adoption. We plan to use models and other estimation techniques that are sensitive to changes in economic conditions in order to estimate a reserve for financial assets. We also plan to apply qualitative factors that could be related to distinctive risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to ensure the reserve reflects our best estimate of current expected credit losses. We do not believe the new standard will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). The update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal 2022. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

4. Business Acquisitions

As part of our business strategy, we have acquired, and may acquire in the future, certain businesses and technologies primarily to expand our products and service offerings.

On April 2, 2018, we completed the acquisition of Voicebox Technologies Corporation (“Voicebox”). Voicebox is a provider of conversational artificial intelligence, including voice recognition, natural language understanding, and artificial intelligence services. We expect this acquisition to expand our current automotive solutions with a range of new predictive intelligence, embedded natural language, and hybrid virtual assistant capabilities. We expect to be able to provide an end-to-end automotive intelligence platform that merges automated speech recognition, natural language understanding, and information management to increase customer satisfaction, strengthen customer loyalty and improve business results. The aggregate consideration for this transaction was $94.2 million which included $79.8 million in cash, net of $6.7 million cash acquired, a $12.8 million write-off of deferred revenues related to our pre-existing relationship with Voicebox, and a $1.6 million deferred acquisition payment which would be paid in cash upon the conclusion of an indemnity period. Acquisition costs related to Voicebox were $4.1 million. For further detail, refer to Note 3(k). The results of operations of Voicebox are included within these Consolidated and Combined Financial Statements beginning on the date of acquisition.

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

Revenue is recognized when control of these product and services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services.

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

(a) Performance Obligations

Licenses

Software and technology licenses sold with non-distinct professional services to customize and/or integrate the underlying software and technology are accounted for as a combined performance obligation. Revenue from the combined performance obligation is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours. For income statement presentation purposes, we separate license revenue from professional services revenue based on their relative SSPs.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	September 30,
	2020	2019	2018
	(ASC 606)	(ASC 606)	(ASC 605)
Revenues:
United States	$128,381	$131,877	$109,564
Other Americas	16	1,044	1,492
Germany	100,674	78,258	64,417
Other Europe, Middle East and Africa	25,394	20,478	16,755
Japan	50,936	44,472	57,303
Other Asia-Pacific	24,245	27,186	27,453
Total net revenues (1)	$329,646	$303,315	$276,984

(1)

As a result of our adoption of ASC 606 effective October 1, 2018 using the modified retrospective method, prior period amounts have not been adjusted to conform with ASC 606 and therefore may not be comparable.

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to one customer accounted for $76.9 million, or 23.3%, of revenue for the fiscal year ended September 30, 2020. Revenues relating to two customers accounted for $62.7 million, or 20.7%, and $37.4 million, or 12.3% of revenue for the fiscal year ended September 30, 2019. One customer accounted for $51.0 million, or 18.4% of revenue for the fiscal year ended September 30, 2018.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of September 30, 2020 and 2019, we had $5.6 million and $2.7 million of contract acquisition costs. We had amortization expense of $1.5 million and $0.7 million related to these costs during the fiscal year ended September 30, 2020 and 2019. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of September 30, 2020 and 2019, we had $45.4 million and $41.6 million of capitalized contract costs.

We had amortization expense of $12.0 million and $10.6 million related to these costs during the fiscal year ended September 30, 2020 and 2019, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. As of September 30, 2020, we had $30.3 million of current contract assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2018	$6,470
Revenues recognized but not billed	42,661
Amounts reclassified to accounts receivable, net	(39,912)
Balance as of September 30, 2019	$9,219
Revenues recognized but not billed	52,682
Amounts reclassified to accounts receivable, net	(31,624)
Balance as of September 30, 2020	$30,277

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of

September 30, 2020, we had $325.1 million of deferred revenue. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2018	$335,252
Amounts billed but not recognized	117,201
Revenue recognized	(99,169)
Balance as of September 30, 2019	$353,284
Amounts billed but not recognized	96,126
Revenue recognized	(124,317)
Balance as of September 30, 2020	$325,093

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2020 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$148,936	$189,538	$49,010	$387,484

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

6. Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted net (loss) income per share by applying the treasury stock method. Due to the net loss recognized for the fiscal year ended September 30, 2020, there were no dilutive shares.

The dilutive effect of the Notes (as defined in Note 21) is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of our Notes were not included in the calculation of diluted loss per share for the fiscal year ended September 30, 2020 due to their anti-dilutive impact as a result of our net loss position for the periods presented.

There were no Cerence equity awards outstanding prior to the Spin-Off, thus the computation of basic and diluted earnings per common share for all prior periods disclosed was calculated using the shares issued in connection with the Spin-Off totaling 36.4 million shares.

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	September 30,
in thousands, except per share data	2020	2019	2018
Numerator:
Net (loss) income - basic and diluted	$(20,631)	$100,268	$5,881

Denominator:
Weighted average common shares outstanding - basic	36,428	36,391	36,391
Dilutive effect of restricted stock awards	-	-	-
Dilutive effect of contingently issuable stock awards	-	-	-
Dilutive effect of the Notes	-	-	-
Weighted average common shares outstanding - diluted	36,428	36,391	36,391

Net (loss) income per common share:
Basic	$(0.57)	$2.76	$0.16
Diluted	$(0.57)	$2.76	$0.16

We exclude weighted-average potentially issuable shares from the calculations of diluted net (loss) income per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive at September 30, 2020 and for the fiscal year ended September 30, 2019 and 2018:

	Fiscal Year Ended September 30,
in thousands	2020	2019	2018
Restricted stock awards	1,058	-	-
Contingently issuable stock awards	151	-	-
Conversion option of our Notes	1,538	-	-

7. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques must maximize the use of observable inputs and minimize the use of unobservable inputs. When determining fair value measurements for assets and liabilities recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use in pricing the asset or liability.

The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement as of the measurement date as follows:

•	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity.

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$101,437	$-	$-	$101,437
Marketable securities:
Commercial paper, $9,883 at cost	$-	9,883	$-	9,883
Corporate bonds, $1,780 at cost	-	1,779	-	1,779
Total assets	$101,437	$11,662	$-	$113,099

During fiscal year 2020, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive loss.

As of September 30, 2019, we did not have any cash and cash equivalents or marketable securities.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based observable market data including prices for similar instruments. As of September 30, 2020, the estimated fair value of our Notes was $271.0 million. The Notes are recorded at face value less unamortized debt discount and transaction costs on our consolidated balance sheet. The carrying amount of the Senior Credit Facilities (as defined in Note 21) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

8. Goodwill and Intangible Assets

(a) Goodwill

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

On July 1, 2020, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the years ended September 30, 2020 and 2019 were as follows (dollars in thousands):

Total
Balance as of October 1, 2018	$1,119,946
Acquisitions	3,591
Effect of foreign currency translation	(4,208)
Balance as of September 30, 2019	1,119,329
Effect of foreign currency translation	8,869
Balance as of September 30, 2020	$1,128,198

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,512	$(75,915)	$34,597	3.0
Technology and patents	90,658	(79,639)	11,019	1.6
Total	$201,170	$(155,554)	$45,616

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,783	$(58,568)	$46,215	4.0
Technology and patents	116,757	(97,411)	19,346	2.5
Total	$221,540	$(155,979)	$65,561

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying statements of operations and amounted to $8.3 million, $8.5 million, and $6.6 million for the years ended September 30, 2020, 2019, and 2018, respectively. Additionally, amortization expense for intangible assets of the Parent utilized by the Cerence business amounted to $22 thousand and $1.2 million in the years ended September 30, 2019 and 2018, respectively, and is included in the cost of revenue as shown in Note 19. Amortization expense for customer relationships is included in operating expenses and amounted to $12.6 million, $12.5 million, and $8.8 million in the years ended September 30, 2020, 2019, and 2018, respectively. Estimated amortization for each of the five succeeding years and thereafter as of September 30, 2020, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenues	Operating Expenses	Total
2021	$7,517	$12,648	$20,165
2022	2,984	11,688	14,672
2023	414	6,080	6,494
2024	104	2,390	2,494
2025	—	1,791	1,791
Thereafter	—	—	—
Total	$11,019	$34,597	$45,616

9. Accounts Receivable, Net

Accounts receivable, net consisted of the following (dollars in thousands):

	September 30,
	2020	2019
Trade accounts receivable	$51,337	$65,532
Unbilled accounts receivable under long-term contracts	—	1,120
Gross accounts receivable	51,337	66,652
Less: allowance for doubtful accounts	(1,394)	(865)
Total	$49,943	$65,787

10. Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2020	2019
Machinery and equipment	3-5	$7,746	$8,424
Computers, software and equipment	3-5	42,705	32,894
Leasehold improvements	2-15	10,513	9,147
Furniture and fixtures	5-7	4,691	3,819
Finance leases		2,710	—
Construction in progress		4,547	1,043
Subtotal		72,912	55,327
Less: accumulated depreciation		(43,383)	(35,214)
Total		$29,529	$20,113

As of September 30, 2020 and 2019, the net book value of capitalized internal-use software costs was $6.9 million and $2.2 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the years ended September 30, 2020, 2019, and 2018 was $9.2 million, $6.2 million, and $7.7 million, respectively, which included amortization expense of $3.1 million, $2.7 million, and $4.2 million, respectively, for internally developed software costs.

The following table presents our property and equipment, net by geography at September 30, 2020 and 2019 (dollars in thousands):

	September 30,
	2020	2019
Long-lived assets:
United States	$19,898	$10,333
Canada	3,464	3,889
Germany	2,573	2,390
Other countries	3,594	3,501
Total long-lived assets	$29,529	$20,113

11. Deferred Revenue

Unearned revenue includes fees for upfront setup of the service environment and fees charged for on-demand service.

Deferred revenue consisted of the following (dollars in thousands):

	September 30,
	2020	2019
Current Liabilities:
Unearned revenue	$112,520	$88,233
Total	$112,520	$88,233
Non-current Liabilities:
Unearned revenue	212,573	265,051
Total	$212,573	$265,051

12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2020	2019
Compensation	$37,960	$13,031
Cost of revenue related liabilities	3,683	1,668
Sales and other taxes payable	14,688	219
Professional fees	2,458	3,863
Facilities related liabilities	2,041	273
Other	7,027	5,140
Total	$67,857	$24,194

13. Asset Retirement Obligations

Asset retirement obligations consist primarily of costs related to restoring long-lived assets to their original condition. Asset retirement obligations may include disposal costs, maintenance of buildings, and costs to remove leasehold improvements. The balance of the asset retirement obligations for the periods presented are classified as noncurrent liabilities and included in “Other liabilities” in the Consolidated and Combined Balance Sheets. Activity related to asset retirement obligations was as follows (dollars in thousands):

	September 30,
	2020	2019	2018
Balance at the beginning of period	$1,051	$1,155	$784
Additions	205	5	398
Remeasurement/translation	72	(51)	(8)
Settlements/payments	(87)	(58)	(19)
Balance at the end of the period	$1,241	$1,051	$1,155

14. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company.

Restructuring and other costs, net related to personnel and facilities are included in accrued expenses and other current liabilities in the Consolidated and Combined Balance Sheets. Separation costs are included in accounts payable. The following table sets forth the year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Separation	Total
Balance at October 1, 2017	$108	$114	$—	$222
Restructuring and other costs, net	4,130	20	8,713	12,863
Cash payments	(1,969)	(128)	(7,936)	(10,033)
Balance at September 30, 2018	2,269	6	777	3,052
Restructuring and other costs, net	130	1,704	22,570	24,404
Cash payments	(1,910)	(1,684)	(19,471)	(23,065)
Balance at September 30, 2019	489	26	3,876	4,391
Restructuring and other costs, net	3,694	2,816	11,727	18,237
Non-cash adjustment	—	(1,031)	—	(1,031)
Cash payments	(3,420)	(26)	(13,675)	(17,121)
Foreign exchange impact on ending balance	1	(40)	—	(39)
Balance at September 30, 2020	$764	$1,745	$1,928	$4,437

Fiscal Year 2020

For the year ended September 30, 2020, we recorded restructuring charges of $18.2 million, which included a $3.7 million severance charge related to the elimination of personnel across multiple functions, $2.8 million resulting from the restructuring of facilities that will no longer be utilized, and $11.7 million related to costs incurred to establish the Cerence business as a standalone public company.

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

15. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to eight years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating lease right-of-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. As our leases generally do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of future payments. The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular location and currency environment.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2020:

September 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	55.9
Finance leases	55.8
Weighted-average discount rate:
Operating leases	7.4%
Finance leases	4.4%

The following table presents the lease-related assets and liabilities reported in the consolidated balance sheet as of September 30, 2020 (dollars in thousands):

	Classification	September 30, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$20,096
Finance lease assets	Property and equipment, net	1,414
Total lease assets		$21,510

Liabilities
Current
Operating	Short-term operating lease liabilities	$5,700
Finance	Accrued expenses and other current liabilities	271
Noncurrent
Operating	Long-term operating lease liabilities	$17,821
Finance	Other liabilities	1,088
Total lease liability		$24,880

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

The following table presents lease expense for the fiscal year ended September 30, 2020 (dollars in thousands):

Fiscal year ended September 30, 2020
Finance lease costs:
Amortization of right-of-use asset	$255
Interest on lease liability	22
Operating lease cost	8,245
Variable lease cost	1,060
Sublease income	(206)
Total lease cost	$9,376

For operating leases, the related cash payments are included in the operating cash flows on the consolidated statements of cash flows. For the fiscal year ended September 30, 2020, cash payments related to operating leases were $8.0 million. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the consolidated statement of cash flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the consolidated statement of cash flows. For the fiscal year ended September 30, 2020, cash payments related to financing leases were $0.1 million, of which an immaterial amount related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2020 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2021	$7,200	$319	$7,519
2022	6,116	309	6,425
2023	4,648	309	4,957
2024	4,249	309	4,558
2025	2,583	254	2,837
Thereafter	3,097	10	3,107
Total future minimum lease payments	$27,893	$1,510	$29,403
Less effects of discounting	(4,372)	(151)	(4,523)
Total lease liabilities	$23,521	$1,359	$24,880
Reported as of September 30, 2020
Short-term lease liabilities	$5,700	$271	$5,971
Long-term lease liabilities	17,821	1,088	18,909
Total lease liabilities	$23,521	$1,359	$24,880

In accordance with the transition disclosure requirements under ASC 840, the future minimum lease commitments under non-cancelable leases at September 30, 2019 were as follows (dollars in thousands):

Year Ending September 30,
2020	$6,323
2021	5,421
2022	4,493
2023	3,237
2024	2,922
Thereafter	4,039
Total	$26,435

16. Stockholders’ Equity

Share-based Compensation Plans

Prior to the Spin-Off from Nuance, the Parent maintained a number of stock-based compensation programs at the corporate level in which the Cerence business’s employees participate. All awards granted under the programs relate to the Parent’s common stock.

Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or (“Preferred Stock”), and 560,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”).

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan (“ESPP”).

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

Restricted Awards

The fair value of Restricted Awards, including Restricted Stock Units and Restricted Stock, is measured based upon the market price of the underlying common stock as of the date of grant. Restricted Awards generally vest over a period of two to four years. We also include certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of Restricted Awards is amortized to expense over the awards applicable requisite service period. In the event that the employees’ employment with us terminates, or in the case of awards with only performance targets, if those targets are not met, any unvested shares are forfeited.

In fiscal year 2020, we withheld payroll taxes totaling $9.4 million related to the vesting of Restricted Awards.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2019	—	—	—	$—
Granted	2,758,634	778,968	3,537,602	$18.87
Vested	(642,404)	—	(642,404)	$20.06
Forfeited	(73,312)	(7,581)	(80,893)	$17.54
Non-vested at September 30, 2020	2,042,918	771,387	2,814,305	$18.63	0.98	$137,529
Expected to vest			2,814,305	$18.63	0.98	$137,529

Employee Stock Purchase Plan

On October 2, 2019, we adopted the ESPP and approved 1,050,000 shares for issuance under this plan. The ESPP is administered by our Board of Directors’ Compensation Committee.

The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on February 15 and August 15, employees can elect to purchase shares of our common stock with contributions of up to 12% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first day of the offering period, or (ii) the last day of the offering period.

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal year ended September 30, 2020:

Year Ended September 30,
2020
Expected dividend yield	0.00%
Risk-free interest rate	1.56%
Expected volatility	58.18%
Expected life (in years)	0.50
Weighted-average fair value of shares issued (per share)	$8.93

The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal year ended September 30, 2020:

Year Ended September 30,
2020
Shares issued under the ESPP	63,503
Average price of shares issued	20.66

Stock-based Compensation

Prior to the Spin-Off, stock-based compensation expense recorded by the Cerence business includes the expense associated with the employees historically attributable to the Cerence business’s operations and the expense associated with the allocation of stock compensation expense for corporate employees.

During fiscal 2020, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. In May 2020, we modified the performance targets for certain of the Restricted Awards issued pursuant to our Equity Incentive Plan at the beginning of fiscal 2020. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

The amounts included in the Consolidated and Combined Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Cost of licensing	$—	$21	$12
Cost of connected services	1,382	827	495
Cost of professional services	4,191	1,048	1,569
Research and development	13,944	15,946	11,112
Sales and marketing	9,580	6,137	3,985
General and administrative	18,188	5,703	4,870
Total	$47,285	$29,682	$22,043

17. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2020, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

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

As of September 30, 2020, we have a $1.8 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.3 million in the aggregate. These letters of credit have various terms and expire during fiscal 2021 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

18. Pension and Other Post-Retirement Benefits

As discussed within Note 19, we entered into an Employee Matters Agreement with Nuance, which provides that we establish certain compensation and benefit plans for the benefit of our employees following the Spin-Off, including a 401(k) savings plan, which accepts direct rollovers of account balances from the Nuance 401(k) savings plan for any of our employees who elect to do so. In addition, we assumed certain assets and liabilities with respect to our current and former employees under certain of Nuance’s U.S. and non-U.S. defined benefit pension plans (with assets and liabilities allocated based on formulas specified in the Employee Matters Agreement for each pension plan).

Defined Contribution Plans

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.7 million, $1.0 million, and $0.7 million for the years ended September 30, 2020, 2019, and 2018, respectively.

Defined Benefit Pension Plans

We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed through acquisitions or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.

The total defined benefit plan pension expenses incurred for these plans were $0.5 million, $0.4 million, and $0.4 million for the years ended September 30, 2020, 2019, and 2018, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2020 was $8.3 million and $7.1 million, as of September 30, 2019 was $7.3 million and $6.8 million, and as of September 30, 2018 was $5.0 million and $4.2 million, respectively.

For the years ended September 30, 2020, 2019 and 2018, charges for contributions to defined benefit pension plans were not material to the Consolidated and Combined Statements of Operations.

19. Relationship with Parent and Related Entities

Prior to the Spin-Off, the Cerence business had been managed and operated in the normal course of business consistent with other affiliates of the Parent. Accordingly, certain shared costs had been allocated to the Cerence business and reflected as expenses in the standalone combined financial statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical Parent expenses attributable to the Cerence business for purposes of the standalone financial statements. However, the expenses reflected in the combined financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Cerence business historically operated as a separate, standalone entity.

(a)	General Corporate Overhead Allocation

The Parent provided facilities, information services and certain corporate and administrative services to the Cerence business. Expenses relating to these services have been allocated to the Cerence business and are reflected in the combined financial statements. Where direct assignment is not possible or practical, these costs were allocated on a pro rata basis of revenues, headcount or other measures. The following table summarizes the components of general allocated corporate expenses for the years ended September 30, 2019 and 2018 (dollars in thousands):

	Year Ended September 30,
	2019	2018
Facility	$6,299	$6,125
Depreciation	1,637	1,467
Amortization	22	1,150
Facility and other usage charges	7,958	8,742
Information services	8,633	7,947
Corporate and administrative services	22,166	18,414
Total	$38,757	$35,103

(b) Cash Management and Financing

The Cerence business participated in the Parent’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems, which were operated by the Parent.

Cash receipts were transferred to centralized accounts which were also maintained by the Parent. As cash was disbursed and received by the Parent, it was accounted for by the Cerence business through the net parent investment.

Historically, the Cerence business had received funding from the Parent for the Cerence business’s operating and investing cash needs. Parent’s third-party debt and the related interest expense were not allocated to the Cerence business for any of the years presented prior to the Spin-Off, as the Cerence business was not the legal obligor of the debt and the Parent’s borrowings were not directly attributable to the Cerence business.

(c) Intercompany Receivables/Payables

All significant intercompany transactions between the Cerence business and the Parent and its non-Cerence businesses have been included in these Consolidated and Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions have been accounted for through parent company net investment in the Consolidated and Combined Balance Sheets and is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity.

The following table summarizes the components of the net transfers to Parent for the years ended September 30, 2020, 2019, and 2018 (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Net transactions with Parent	$(6,098)	$(83,554)	$(28,947)
Distribution to Parent	(152,978)	—	—
Net reclassification of net parent investment in Cerence	(938,051)	—	—
Stock-based compensation	—	29,682	22,043
Accrued bonus	—	9,478	(2,859)
Corporate depreciation and amortization	—	1,659	2,617
Fixed asset reclasses from the Parent	—	10,088	259
Voicebox Purchase Accounting Adjustment	—	3,591	—
Intangible asset reclasses from the Parent	—	1,665	—
Net transfer to Parent	$(1,097,127)	$(27,391)	$(6,887)

Agreements with Nuance

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

20. Income Taxes

Prior to the consummation of the Spin-Off, Cerence’s operating results were included in Parent’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. filings. For the purposes of our Consolidated and Combined Financial Statements for periods prior to the Spin-Off, income tax expense and deferred tax balances have been recorded as if we filed tax returns on a standalone basis separate from the Parent. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a standalone enterprise prior to the separation from Parent.

Recent Tax Legislation

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

We are subject to additional requirements of the TCJA during the year ended September 30, 2020. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). We have elected to account for GILTI as a period cost and therefore included GILTI expense in the effective tax rate calculation. Our estimates may be revised in future period as we obtain additional data and as the IRS issues new guidance implementing the law changes.

As a result of the TCJA, in fiscal year 2018 we re-measured certain deferred tax assets and liabilities at the lower rates and recorded approximately $23.1 million of tax expense.

(Benefit from) provision for income taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Domestic	$(28,846)	$(22,904)	$16,371
Foreign	2,706	34,088	20,427
(Loss) income before income taxes	$(26,140)	$11,184	$36,798

The components of (benefit) provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Current:
Federal	$—	$5,352	$11,413
State	—	1,059	2,500
Foreign	5,845	5,728	4,531
Total current	$5,845	$12,139	$18,444
Deferred:
Federal	(1,871)	(6,210)	14,393
State	(239)	(1,593)	(1,284)
Foreign	(9,244)	(93,420)	(636)
Total deferred	(11,354)	(101,223)	12,473
(Benefit from) provision for income taxes	$(5,509)	$(89,084)	$30,917
Effective income tax rate	21.1%	(796.5)%	84.0%

The (benefit from) provision for income taxes differed from the amount computed by applying the federal statutory rate to our (loss) income before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2020	2019	2018
Federal tax provision at statutory rate	$(5,489)	$2,270	$9,026
State tax, net of federal benefit	(239)	(490)	917
Foreign tax rate and other foreign related tax items	(2,463)	(4,764)	(104)
Uncertain tax positions	(887)	57,631	(95)
Stock-based compensation	3,456	—	—
Global intangible low-taxed income	336	3,923	—
Foreign-derived intangible income	—	(547)	—
Capital losses	—	8,187	—
Change in U.S. valuation allowance	—	(8,187)	—
Non-deductible expenditures	2,728	2,707	514
R&D credits	(2,951)	(1,675)	(1,313)
Domestic Production Activities Deduction	—	—	(1,143)
TCJA impact	—	—	23,115
Intangible property transfers	—	(148,139)	—
(Benefit from) provision for income taxes	$(5,509)	$(89,084)	$30,917

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

The effective tax rate for the fiscal year 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, R&D incentives, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter.

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

As of September 30, 2020, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2020, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2020 and 2019 (dollars in thousands):

	September 30,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17,582	$6,567
Capital loss carryforwards	9,557	8,187
Federal credit carryforwards	3,665	9,367
Accrued expenses and other reserves	5,086	2,830
Difference in timing of revenue related items	51,483	50,677
Acquired intangibles	94,389	90,635
Interest limitations carryforward	9,399	—
Operating lease liabilities	6,568	—
Depreciation	1,682	—
Deferred compensation	1,465	—
Pension obligation	2,522	1,969
Other	1,726	—
Total deferred tax assets	$205,124	$170,232
Valuation allowance for deferred tax assets	(13,491)	(11,064)
Deferred tax assets	$191,633	$159,168
Deferred tax liabilities:
Depreciation	$(3,381)	$(1,360)
Acquired intangibles	(21,255)	(7,179)
Convertible debt	(4,406)	—
Operating lease right-of-use assets	(5,677)	—
Other	(2,457)	—
Total deferred tax liabilities	(37,176)	(8,539)
Net deferred tax assets	$154,457	$150,629

We have determined that a revision was required to correct the September 30, 2019 disclosure of certain gross deferred tax liabilities and deferred tax assets, of $7.2 million, within the above table. Our disclosure of the related net deferred tax assets and valuation allowance at September 30, 2019 was correctly presented and this revision had no impact on our combined balance sheet, statement of operations or statement of cash flow as previously reported.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. As of September 30, 2020, we have $9.8 million and $3.7 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2019, we had $11.03 million and $0.03 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.

We have U.S. federal net operating loss (“NOL”) carryforwards of $21.1 million, state NOL carryforwards of $22.7 million, and foreign NOL carryforwards of $57.4 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period.

We have research and development carryforwards of $3.1 million.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax positions in our (benefit from) provision for income taxes line of our Consolidated and Combined Statements of Operations.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2020	2019	2018
Balance at the beginning of the year	$63,369	$5,738	$5,833
Beginning balance adjustment	3,392	—	—
Increases related to tax positions taken from prior periods	5,158	1,312	103
Decreases related to tax positions taken from prior periods	—	(120)	(198)
Increases related to tax positions taken during current period	328	56,439	—
Decreases for tax settlements and lapse in statutes	(1,215)	—	—
Balance at the end of the year	$71,032	$63,369	$5,738

For the periods prior to the Spin-Off, the unrecognized tax benefits reflected in the financial statements were determined using the Separate Return Method. As a result of the Spin-Off, we recognized $3.4 million of liabilities for unrecognized tax benefits, determined on an asset and liability method, that stay with the legal entities included in the Spin-Off of the Cerence business from the Parent, which were recorded through Parent company investment, net of corresponding indemnification assets.

As of September 30, 2020, $71.0 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recorded $0.4 million and $0.4 million of interest and penalties related to uncertain tax positions as of September 30, 2020 and September 30, 2019, respectively.

We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2017 through 2019 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

21. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	September 30, 2019
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $18,546 and deferred issuance costs of $4,664 at September 30, 2020. Effective interest rate 6.29%.	$151,791	$—
Senior Credit Facilities, net of unamortized discount of $1,820 and deferred issuance costs of $287 at September 30, 2020. Effective interest rate 4.02%.	121,331	—
Total debt	$273,122	$—
Less: current portion	(6,250)	—
Total long-term debt	$266,872	$—

The following table summarizes the maturities of our borrowing obligations as of September 30, 2020 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2021	$—	$6,250	$6,250
2022	—	7,813	7,813
2023	—	12,500	12,500
2024	—	96,875	96,875
2025	175,000	—	175,000
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$175,000	$123,438	$298,438
Less: unamortized discount and issuance costs	(23,209)	(2,107)	(25,316)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$151,791	$115,081	$266,872

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

At issuance, we accounted for the Notes by allocating proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their expected term as interest expense using the interest method. Upon issuance of the Notes, we recorded $155.3 million as debt and $19.7 million as additional paid-in capital in stockholders’ equity. As of September 30, 2020, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

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

The interest expense recognized related to the Notes for the fiscal year ended September 30, 2020 was as follows (dollars in thousands):

Year Ended September 30, 2020
Contractual interest expense	$1,753
Amortization of debt discount	1,131
Amortization of issuance costs	285
Total interest expense related to the Notes	$3,169

As of September 30, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Convertible Senior Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2020, there were no amounts outstanding under the Revolving Facility.

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

We are obligated to make quarterly principal payments on the last day of each quarter in an aggregate annual amount equal to 5.0% of the original principal amount of the Term Loan Facility during the first two years of the Term Loan Facility, and 10% of the original principal amount of the Term Loan Facility thereafter, with the balance payable at the maturity date. Quarterly principal payments commenced on September 30, 2020.

Interest accrues on outstanding borrowings under the Senior Facilities at a rate, at the option of the Borrower, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the federal funds effective rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50% per annum), in each case, plus an applicable margin.  Initially, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%.  Following delivery of a compliance certificate for the first full fiscal quarter after the Financing Closing Date, the applicable margins for the Senior Credit Facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.50% or ABR plus 2.50%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 3.25% or ABR plus 2.25%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%. Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2020 was $1.5 million, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly commencing with the quarter ended September 30, 2020, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2020, we were in compliance with all Credit Agreement covenants.

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

During June 2020, in connection with the issuance of the Notes and Senior Credit Facilities, we initiated prepayments towards our Existing Facilities in the amount of $267.6 million in cash. As a result, we recorded $267.6 million extinguishment of debt and $19.3 million loss on the extinguishment of debt. As of September 30, 2020, our obligations related to the Existing Facilities have been settled. Total interest expense relating to the Existing Facilities for the fiscal year ended September 30, 2020 was $18.0 million, reflecting the coupon and accretion of the discount.

22. Quarterly Data (Unaudited)

The following information has been derived from unaudited Consolidated and Combined Financial Statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information (in thousands, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2020
Total revenues	$77,459	$86,495	$74,810	$90,882	$329,646
Gross profit	$51,525	$57,765	$47,207	$65,298	$221,795
Net (loss) income	$(11,762)	$12,495	$(28,181)	$6,817	$(20,631)
Net (loss) income per share:
Basic	$(0.33)	$0.34	$(0.77)	$0.19	$(0.57)
Diluted	$(0.33)	$0.33	$(0.77)	$0.17	$(0.57)
Weighted-average common share outstanding:
Basic	35,995	36,441	36,509	36,765	36,428
Diluted	35,995	37,392	36,509	39,041	36,428

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2019
Total revenues	$72,484	$70,304	$77,569	$82,958	$303,315
Gross profit	$48,277	$45,860	$53,894	$55,941	$203,972
Net income	$2,255	$454	$1,770	$95,789	$100,268
Net income per share:
Basic	$0.06	$0.01	$0.05	$2.63	$2.76
Diluted	$0.06	$0.01	$0.05	$2.63	$2.76
Weighted-average common share outstanding:
Basic	36,391	36,391	36,391	36,391	36,391
Diluted	36,391	36,391	36,391	36,391	36,391

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

Management report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonability likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

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

The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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

(3)	Exhibits — See Item 15(b) of this Report below.
(b)	Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities	X
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019
10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.5	October 2, 2019
10.6†	Offer Letter of Sanjay Dhawan, dated February 14, 2019		10	001-39030	10.6	August 21, 2019
10.7†	Change of Control and Severance Agreement between Sanjay Dhawan and Nuance Communications, Inc.		10	001-39030	10.7	August 21, 2019
10.8†	Amendment to Offer Letter of Sanjay Dhawan, dated August 26, 2019		10/A	001-39030	10.8	September 4, 2019
10.9†	Cerence 2019 Equity Incentive Plan		S-8	333-234040	4.3	October 2, 2019

10.10†	Cerence 2019 Employee Stock Purchase Plan		S-8	333-234040	4.6	October 2, 2019
10.11†	Form of Change of Control and Severance Agreement - NEO		10-K	001-39030	10.14	December 19, 2020
10.12	Indemnification Agreement		10-K	001-39030	10.15	December 19, 2020
10.13†	Restricted Stock Unit Award Agreement	X
10.14†	Performance-Based Restricted Stock Unit Award Agreement	X
10.15	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.16	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020
10.17	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
10.18†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (including in signature pages hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERENCE INC.

Date: November 19, 2020	By:	/s/ Sanjay Dhawan
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

Name	Title	Date

/s/ Sanjay Dhawan	Chief Executive Officer and Director	November 19, 2020
Sanjay Dhawan	(Principal Executive Officer)

/s/ Mark Gallenberger	Chief Financial Officer	November 19, 2020
Mark Gallenberger	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arun Sarin	Chairman of the Board	November 19, 2020
Arun Sarin

/s/ Thomas Beaudoin	Director	November 19, 2020
Thomas Beaudoin

/s/ Marianne Budnik	Director	November 19, 2020
Marianne Budnik

/s/ Sanjay Jha	Director	November 19, 2020
Sanjay Jha

/s/ Kristi Ann Matus	Director	November 19, 2020
Kristi Ann Matus

/s/ Alfred Nietzel	Director	November 19, 2020
Alfred Nietzel