Form 10-Q
period 2020-12-31
Cerence Inc.
filed 2021-02-08
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of January 26, 2021, the registrant had 37,712,708 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence” or the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	the highly competitive and rapidly changing market in which we operate;
•	our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	our strategy to increase cloud services and fluctuations in our operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	interruptions or delays in our services or services from data center hosting facilities or public clouds;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	impairment of our goodwill and other intangible assets;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive corrections or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	our inability to successfully introduce new products, applications or services;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•	restrictions on our current and future operations under the terms of our debt and the use of cash to service our debt; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors”. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues:
License	$46,414	$40,767
Connected services	27,251	23,021
Professional services	21,299	13,671
Total revenues	94,964	77,459
Cost of revenues:
License	674	681
Connected services	7,013	8,675
Professional services	17,315	14,491
Amortization of intangible assets	1,879	2,087
Total cost of revenues	26,881	25,934
Gross profit	68,083	51,525
Operating expenses:
Research and development	24,091	23,511
Sales and marketing	8,898	7,943
General and administrative	11,617	11,483
Amortization of intangible assets	3,158	3,131
Restructuring and other costs, net	47	7,554
Total operating expenses	47,811	53,622
Income (loss) from operations	20,272	(2,097)
Interest income	18	281
Interest expense	(3,799)	(6,798)
Other income (expense), net	(2,237)	(146)
Income (loss) before income taxes	14,254	(8,760)
(Benefit from) provision for income taxes	(7,384)	3,002
Net income (loss)	$21,638	$(11,762)
Net income (loss) per share:
Basic	$0.58	$(0.33)
Diluted	$0.54	$(0.33)
Weighted-average common share outstanding:
Basic	37,180	35,995
Diluted	43,363	35,995

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$21,638	$(11,762)
Other comprehensive income:
Foreign currency translation adjustments	14,170	4,904
Pension adjustments, net	(30)	926
Total other comprehensive income	14,140	5,830
Comprehensive income (loss)	$35,778	$(5,932)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,360	$136,067
Marketable securities	17,088	11,662
Accounts receivable, net of allowances of $579 and $1,394	60,426	49,943
Deferred costs	7,748	7,256
Prepaid expenses and other current assets	43,703	44,220
Total current assets	239,325	249,148
Property and equipment, net	29,708	29,529
Deferred costs	36,913	38,161
Operating lease right of use assets	20,630	20,096
Goodwill	1,136,356	1,128,198
Intangible assets, net	41,070	45,616
Deferred tax assets	180,166	161,759
Other assets	16,580	14,938
Total assets	$1,700,748	$1,687,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,806	$8,447
Deferred revenue	104,577	112,520
Short-term operating lease liabilities	6,259	5,700
Short-term debt	6,250	6,250
Accrued expenses and other current liabilities	52,200	67,857
Total current liabilities	174,092	200,774
Long-term debt	266,019	266,872
Deferred revenue, net of current portion	215,692	212,573
Long-term operating lease liabilities	16,823	17,821
Other liabilities	34,994	31,649
Total liabilities	707,620	729,689
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 37,685 shares issued and outstanding as of December 31, 2020; 36,842 shares issued and outstanding as of September 30, 2020.	378	369
Accumulated other comprehensive income	17,851	3,711
Additional paid-in capital	973,892	974,307
Retained earnings (accumulated deficit)	1,007	(20,631)
Total stockholders' equity	993,128	957,756
Total liabilities and stockholders' equity	$1,700,748	$1,687,445

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

Three Months Ended December 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(20,631)	$-	$3,711	$957,756
Net income	-	-	-	21,638	-	-	21,638
Other comprehensive income	-	-	-	-	-	14,140	14,140
Issuance of common stock	1,276	13	3,650	-	-	-	3,663
Stock withheld to cover tax withholdings requirements upon stock vesting	(433)	(4)	(30,254)	-	-	-	(30,258)
Stock-based compensation	-	-	26,189	-	-	-	26,189
Balance at December 31, 2020	37,685	$378	$973,892	$1,007	$—	$17,851	$993,128

Three Months Ended December 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net (loss)	-	-	-	(11,762)	-	-	(11,762)
Other comprehensive income	-	-	-	-	-	5,830	5,830
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Stock issued pursuant to employee stock plans	21	-	-	-	-	-	—
Stock withheld to cover tax withholdings requirements upon stock vesting	(9)	(0)	(141)	-	-	-	(141)
Stock-based compensation	-	-	5,685	-	-	-	5,685
Balance at December 31, 2019	36,403	$364	$945,054	$(11,762)	$-	$(7,441)	$926,215

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$21,638	$(11,762)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	7,624	7,359
Benefit from credit loss reserve	(410)	—
Stock-based compensation	12,351	8,969
Non-cash interest expense	1,230	1,332
Deferred tax benefit	(14,106)	(4,928)
Changes in operating assets and liabilities:
Accounts receivable	(8,112)	1,691
Prepaid expenses and other assets	1,025	(18,193)
Deferred costs	2,051	(192)
Accounts payable	(3,655)	905
Accrued expenses and other liabilities	(1,960)	22,210
Deferred revenue	(6,867)	2,065
Net cash provided by operating activities	10,809	9,456
Cash flows from investing activities:
Capital expenditures	(2,369)	(3,612)
Purchases of marketable securities	(6,358)	—
Net cash used in investing activities	(8,727)	(3,612)
Cash flows from financing activities:
Net transaction with Parent	—	11,384
Distribution to Parent	—	(152,978)
Proceeds from long-term debt, net of discount	—	249,705
Payments for long-term debt issuance costs	(520)	(515)
Principal payments of long-term debt	(1,563)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(30,258)	(141)
Principal payment of lease liabilities arising from a finance lease	(101)	(55)
Proceeds from the issuance of common stock	3,663	—
Net cash (used in) provided by financing activities	(28,779)	107,400
Effects of exchange rate changes on cash and cash equivalents	990	152
Net change in cash and cash equivalents	(25,707)	113,396
Cash and cash equivalents at beginning of period	136,067	—
Cash and cash equivalents at end of period	$110,360	$113,396
Supplemental information:
Cash paid for income taxes	$563	$1,472
Cash paid for interest	$3,805	$3,676

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Business Overview

History

On October 1, 2019 (the “Distribution Date”), Nuance Communications, Inc. (“Nuance”), a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (which we refer to as the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (which we refer to as the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

COVID-19 Update

In December 2019, a novel strain of coronavirus, now known as COVID-19 (“COVID-19”), was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing.

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, as fully described in our Annual Report on Form 10-K. While certain of these measures, including temporary reductions in salaries for our current named executive officers and other senior executives, are no longer in effect as of the date of this report, we continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

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

Note 2. Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the year ended September 30, 2020.

Use of Estimates

The financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates.

On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money-market funds with original maturities of 90 days or less. As of December 31, 2020, the estimated fair value of our money-market funds was $82.9 million. We estimated the fair value of our money-market funds from quoted prices for identical assets in active markets on the last trading day of the reporting period (Level 1).

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 15.1% and 12.9% of our accounts receivable, net balance at December 31, 2020. Two customers accounted for 15.0% and 11.1% of our accounts receivable, net balance at September 30, 2020.

Derivative Financial Instruments

We use derivative instruments, including forward contracts, to help manage foreign currency exposures. Derivative instruments are viewed as risk management tools by us and are not used for trading or speculative purposes. Derivatives that qualify for hedge accounting can be designated as either cash flow hedges, net investment hedges, or fair value hedges. We may enter into derivative contracts that economically hedge certain risks, even when hedge accounting does not apply, or we elect not to apply hedge accounting.

Derivatives are recognized in the Condensed Consolidated Balance Sheet at fair value on a gross basis as either assets or liabilities and classified as current or noncurrent based upon whether the maturity of the instrument is less than or greater than 12 months.

Changes in the fair value of derivatives not designated as hedges are reported in earnings primarily in other income (expense), net. The cash flows associated with derivatives not designated as hedges are reported in cash flows from operating activities in the Condensed Consolidated Statement of Cash Flows.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. This standard is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Accumulated deficit as of the beginning of the first reporting period in which the guidance of this standard is effective.

We adopted ASU 2016-13 using the modified retrospective approach as of October 1, 2020. The effects of applying ASU 2016-13 as a cumulative-effect adjustment to Retained earnings was immaterial.

Recently Issued Accounting Pronouncements to be Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal year 2023. Early adoption is permitted for annual periods and interim periods within those annual periods beginning after December 15, 2020, our fiscal year 2022. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We reduce transaction prices for estimated returns and other allowances that represent variable consideration under Accounting Standards Codification (“ASC”) 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

Revenue is recognized when control of these products or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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

Revenue from distinct software and technology licenses, which do not require professional services to customize and/or integrate the software license, is recognized at the point in time when the software and technology is made available to the customer and control is transferred.

Revenue from software and technology licenses sold on a royalty basis, where the license of non-exclusive intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with ASC 606-10-55-65(A).

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

(b) Significant Judgments

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our license contracts often include professional services to customize and/or integrate the licenses into the customer’s environment. Judgment is required to determine whether the license is considered distinct and accounted for separately, or not distinct and accounted for together with professional services. Furthermore, hybrid contracts that contain both embedded and connected license and professional services are analyzed to determine if the services are distinct or have stand-alone functionality to determine the revenue treatment.

Judgments are required to determine the SSP for each distinct performance obligation. When the SSP is directly observable, we estimate the SSP based upon the historical transaction prices, adjusted for geographic considerations, customer classes, and customer relationship profiles. In instances where the SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP. Determining the SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay. For hybrid deals that contain future royalties, the allocation of SSP is determined using any fixed payments as well as the forecasted volume usage.

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Revenues:
United States	$33,051	$35,041
Other Americas	43	8
Germany	32,044	20,217
Other Europe, Middle East and Africa	3,469	4,597
Japan	12,673	11,411
Other Asia-Pacific	13,684	6,185
Total net revenues	$94,964	$77,459

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to one customer accounted for $17.9 million, or 18.9% of revenues for the three months ended December 31, 2020. One customer accounted for $18.0 million, or 23.2%, of revenues for the three months ended December 31, 2019.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of December 31, 2020, we had $5.9 million of contract acquisition costs. We had amortization expense of $0.4 million and $0.2 million related to these costs during the three months ended December 31, 2020 and 2019, respectively. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of December 31, 2020, we had $44.7 million of capitalized contract costs.

We had amortization expense of $4.3 million and $2.7 million related to these costs during the three months ended December 31, 2020 and 2019, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2020	$30,277
Revenues recognized but not billed	17,535
Amounts reclassified to accounts receivable, net	(12,997)
Balance as of December 31, 2020	$34,815
Less: allowance for credit losses	(387)
Balance as of December 31, 2020, net	$34,428

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2020	$325,093
Amounts billed but not recognized	28,877
Revenue recognized	(33,701)
Balance as of December 31, 2020	$320,269

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2020 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$156,563	$189,291	$31,243	$377,097

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units are reflected in diluted net income per share by applying the treasury stock method.

The dilutive effect of the Notes (as defined in Note 15) is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of our Notes were included in the calculation of diluted income per share for the three months ended December 31, 2020.

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Three Months Ended December 31,
in thousands, except per share data	2020	2019
Numerator:
Net income (loss) - basic	$21,638	$(11,762)
Interest on Convertible Senior Notes, net of tax	1,831	-
Net income (loss) - diluted	$23,469	$(11,762)

Denominator:
Weighted average common shares outstanding - basic	37,180	35,995
Dilutive effect of restricted stock awards	1,506	-
Dilutive effect of the Notes	4,677	-
Weighted average common shares outstanding - diluted	43,363	35,995

Net income (loss) per common share:
Basic	$0.58	$(0.33)
Diluted	$0.54	$(0.33)

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods because their inclusion would have been anti-dilutive. The following table set forth potential shares that were considered anti-dilutive during the three months ended December 31, 2020 and at December 31, 2019:

	December 31,	December 31,
in thousands	2020	2019
Restricted stock unit awards	-	1,923

Note 5. Fair Value Measurements

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$82,891	$-	$-	$82,891
Marketable securities:
Commercial paper, $14,384 at cost	$-	$14,384	$-	$14,384
Corporate bonds, $3,637 at cost	-	3,637	-	3,637
Total assets	$82,891	$18,021	$-	$100,912

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$101,437	$-	$-	$101,437
Marketable securities:
Commercial paper, $9,883 at cost	$-	$9,883	$-	$9,883
Corporate bonds, $1,780 at cost	-	1,779	-	1,779
Total assets	$101,437	$11,662	$-	$113,099

During the three months ended December 31, 2020, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive loss. During the three months ended December 31, 2019, we did not possess any marketable securities.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2020 and September 30, 2020, the estimated fair value of our Notes was $501.8 million and $271.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our condensed consolidated balance sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 15) approximates fair value given the underlying interest rate applied to such amounts outstanding which is currently set to the prevailing market rate.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At December 31, 2020, the total notional amount of forward contracts not designated as cash flow hedges of forecasted cost transactions was $55.3 million. At December 31, 2020, the weighted-average remaining maturity of these instruments was approximately 11.7 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2020 and 2019 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2020	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$496	$-
Foreign currency forward contracts	Other assets	296	-
Foreign currency forward contracts	Accrued expenses and other current liabilities	279	-
Foreign currency forward contracts	Other liabilities	$182	$-

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three months ended December 31, 2020 and 2019 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended
Derivatives not designated as hedges	Classification	December 31, 2020	December 31, 2019
Foreign currency forward contracts	Other income (expense), net	$386	$-

Note 7. Credit Losses

We are exposed to credit losses primarily through our sales of software licenses and services to customers. We determine credit ratings for each customer in our portfolio based upon public information and information obtained directly from our customers. A credit limit for each customer is established and in certain cases we may require collateral or prepayment to mitigate credit risk. Our expected loss methodology is developed using historical collection experience, current customer credit information, current and future economic and market conditions and a review of the current status of the customer's account balances. We monitor our ongoing credit exposure through reviews of customer balances against contract terms and due dates, current economic conditions, and dispute resolution. Estimated credit losses are written off in the period in which the financial asset is no longer collectible.

The change in the allowance for credit losses for the three months ended December 31, 2020 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$(1,394)
Current period recovery for expected credit losses	483
Write-offs charged against the allowance for expected credit losses	(73)
Foreign exchange impact on ending balance	18
Balance as of December 31, 2020	$(966)

Note 8. Goodwill and Other Intangible Assets

(a) Goodwill

We believe our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO approves all major decisions, including reorganizations and new business initiatives. Our CODM reviews routine consolidated operating information and makes decisions on the allocation of resources at this level, as such, we have concluded that we have one operating segment.

All goodwill is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Upon consideration of our components, we have concluded that our goodwill is associated with one reporting unit.

On December 31, 2020, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the three months ended December 31, 2020 are as follows (dollars in thousands):

Total
Balance as of October 1, 2020	$1,128,198
Effect of foreign currency translation	8,158
Balance as of December 31, 2020	$1,136,356

(b) Intangible Assets, Net

As of December 31, 2020, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$112,430	$(80,499)	$31,931	2.8
Technology and patents	91,408	(82,269)	9,139	1.4
Total	$203,838	$(162,768)	$41,070

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,512	$(75,915)	$34,597	3.0
Technology and patents	90,658	(79,639)	11,019	1.6
Total	$201,170	$(155,554)	$45,616

Amortization expense related to intangible assets in the aggregate was $5.0 million and $5.2 million for the three months ended December 31, 2020 and 2019, respectively. We expect amortization of intangible assets to be approximately $15.2 million for the remainder of fiscal year 2021.

Note 9. Leases

We have entered into a number of facility leases to support our research and development activities, sales operations, and other corporate and administrative functions in North America, Europe, and Asia, which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as operating leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. As part of our acquisition of Voicebox Technologies Corporation (“Voicebox”), we assumed certain leases for various equipment, which we have accounted for as finance leases. Our leases have remaining terms ranging from less than one year to seven years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	51.8	55.9
Finance leases	52.7	55.8
Weighted-average discount rate:
Operating leases	7.2%	7.4%
Finance leases	4.4%	4.4%

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within cost of revenues, research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations. For financing leases, amortization of the finance right-of-use assets is included within research and development, marketing and selling, and general and administrative lines on the condensed consolidated statements of operations, and interest expense is included within the other income (expense), net.

The following table presents lease expense for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three months ended December 31, 2020	Three months ended December 31, 2019
Finance lease costs:
Amortization of right of use asset	$141	$36
Interest on lease liability	15	-
Operating lease cost	2,229	1,890
Variable lease cost	20	309
Sublease income	(53)	(55)
Total lease cost	$2,352	$2,180

For operating leases, the related cash payments are included in the operating cash flows on the condensed consolidated statements of cash flows. For the three months ended December 31, 2020 and 2019, cash payments related to operating leases were $2.3 million and $1.7 million, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the condensed consolidated statement of cash flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the condensed consolidated statement of cash flows. For the three months ended December 31, 2020 and 2019, cash payments related to financing leases were $0.1 million and $0.1 million, of which an immaterial amount related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of December 31, 2020 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2021 (excluding three months ended December 31, 2020)	$5,850	$339	$6,189
2022	6,811	416	7,227
2023	4,746	416	5,162
2024	4,218	365	4,583
2025	2,319	310	2,629
Thereafter	2,999	15	3,014
Total future minimum lease payments	$26,943	$1,861	$28,804
Less effects of discounting	(3,861)	(163)	(4,024)
Total lease liabilities	$23,082	$1,698	$24,780
Reported as of December 31, 2020
Short-term lease liabilities	$6,259	$370	$6,629
Long-term lease liabilities	16,823	1,328	18,151
Total lease liabilities	$23,082	$1,698	$24,780

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2020	September 30, 2020
Compensation	$22,065	$37,960
Cost of revenue related liabilities	4,011	3,683
Sales and other taxes payable	18,031	14,688
Professional fees	3,223	2,458
Interest Payable	1,444	2,703
Other	3,426	6,365
Total	$52,200	$67,857

Note 11. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2020 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at October 1, 2020	$764	$1,745	$2,509	$1,928	$4,437
Restructuring and other costs, net	336	(315)	21	26	47
Non-cash adjustments	—	1,074	1,074	—	1,074
Cash (payments) receipts	(264)	(128)	(392)	567	175
Foreign exchange impact on ending balance	6	1	7	—	7
Balance at December 31, 2020	$842	$2,377	$3,219	$2,521	$5,740

The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Personnel	$336	$360
Facilities	(315)	—
Restructuring subtotal	21	360
Other	26	7,194
Restructuring and other costs, net	$47	$7,554

Fiscal Year 2021

For the three months ended December 31, 2020, we recorded restructuring charges of $47 thousand, which included a $0.3 million severance charge related to the elimination of personnel and a $0.3 million recovery resulting from the restructuring of facilities that will no longer be utilized, including adjustments to assumptions associated with these facilities.

Fiscal Year 2020

For the three months ended December 31, 2019, we recorded restructuring charges of $7.6 million, which included a $0.4 million severance charge related to the elimination of personnel, and $7.2 million related to costs incurred to establish the Cerence business as a standalone public company.

Note 12. Stockholder’s Equity

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

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2020 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2020	2,042,918	771,387	2,814,305	$18.63
Granted	635,810	289,380	925,190	$56.97
Vested	(872,310)	(403,502)	(1,275,812)	$39.16
Forfeited	(6,754)	(1,596)	(8,350)	$35.94
Non-vested at December 31, 2020	1,799,664	655,669	2,455,333	$36.79	1.40	$246,896
Expected to vest			2,455,333	$36.79	1.40	$246,896

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019
Cost of connected services	$291	$352
Cost of professional services	1,294	871
Research and development	4,098	2,975
Sales and marketing	2,529	1,590
General and administrative	4,139	3,181
	$12,351	$8,969

Note 13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2020, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

As of December 31, 2020, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.7 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2021 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 14. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Domestic	$5,245	$(7,128)
Foreign	9,009	(1,632)
Income (loss) before income taxes	$14,254	$(8,760)

The components of (benefit from) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Domestic	$1,020	$(3,218)
Foreign	(8,404)	6,220
(Benefit from) provision for income taxes	$(7,384)	$3,002
Effective income tax rate	(51.8)%	(34.3)%

The effective tax rates for the periods presented are based on the statutory tax rates enacted in the jurisdictions in which we operate. For both periods presented, the effective tax rate differs from the 21.0% statutory U.S. tax rate due to the impact of the nondeductible stock-based compensation, U.S. inclusions of global intangible low-taxed income (GILTI), and our mix of jurisdictional earnings and related differences in foreign statutory tax rates.

Our effective tax rate for the three months ended December 31, 2020 was negative 51.8% compared to negative 34.3% for the three months ended December 31, 2019. Consequently, our benefit from income taxes for the three months ended December 31, 2020 was $7.4 million, a net change of $10.4 million for a provision for income taxes of $3.0 million for the three months ended December 31, 2019. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $2.6 million tax benefit related to stock-based compensation in the period. This compares to a $5.0 million tax benefit realized during the three months ended December 31, 2019, which was the result of a previous change to the Netherlands enacted tax rate.

Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carryforwards, and other matters in making this assessment.

Note 15. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2020	September 30, 2020
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $17,678 and deferred issuance costs of $4,445 at December 31, 2020. Effective interest rate 6.29%.	$152,877	$151,791
Senior Credit Facilities, net of unamortized discount of $2,216 and deferred issuance costs of $268 at December 31, 2020. Effective interest rate 3.39%.	119,392	121,331
Total debt	$272,269	$273,122
Less: current portion	(6,250)	(6,250)
Total long-term debt	$266,019	$266,872

The following table summarizes the maturities of our borrowing obligations as of December 31, 2020 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2021	$—	$4,688	$4,688
2022	—	6,250	6,250
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$175,000	$121,876	$296,876
Less: unamortized discount and issuance costs	(22,123)	(2,484)	(24,607)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$152,877	$113,142	$266,019

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

As of December 31, 2020, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three months ended December 31, 2020 was as follows (dollars in thousands):

Three Months Ended December 31, 2020
Contractual interest expense	$1,322
Amortization of debt discount	868
Amortization of issuance costs	218
Total interest expense related to the Notes	$2,408

The conditional conversion feature of the Notes was triggered in the three months ended December 31, 2020, and the Notes are therefore convertible during the fiscal quarter ending on March 31, 2021. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Convertible Senior Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2020, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025. The Amendment was accounted for as a debt modification, and therefore, $0.5 million of the refinancing fees paid directly to lender were recorded as deferred debt issuance costs, and $0.1 million of the refinancing fees paid to third parties were expensed in the period.

The Amendment, among other things, revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the date on which the financial statements are delivered for the fiscal quarter ended December 31, 2020, the interest rate will be LIBOR plus 2.50% or ABR plus 1.50%. Total interest expense relating to the Senior Credit Facilities for the fiscal quarter ended December 31, 2020 was $1.4 million, reflecting the coupon and accretion of the discount.

In addition, the quarterly commitment fee required to be paid based on the unused portion of the revolving facility is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the unused line fee is 0.500%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the unused line fee is 0.450%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the unused line fee is 0.400%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the unused line fee is 0.350%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the unused line fee is 0.300%.

The Amendment also revised the amount by which we are obligated to make quarterly principal payments. Through the fiscal quarter ending December 31, 2022, we are obligated to make quarterly principal payments in an aggregate amount equal to 1.25% of the original principal amount of the Term Loan Facility. From the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter, we are obligated to make quarterly principal payments in an aggregate amount equal to 2.50% of the original principal amount of the Term Loan Facility, with the balance payable at the maturity date thereof.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2020, we were in compliance with all Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 19, 2020. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, and the impact of the COVID-19 pandemic on our business, results of operations and financial condition, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2020, as updated by Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Fiscal 2020 Form 10-K.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated balance sheet data as of September 30, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2020 are not necessarily indicative of the results expected for the full year ending September 30, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended December 31, 2020 as compared to the three months ended December 31, 2019:

•Total revenue increased by $17.5 million, or 22.6%, to $95.0 million from $77.5 million.

•Operating margin increased 24.0 percentage points to 21.3% from negative 2.7%.

•Cash provided by operating activities was $10.8 million, an increase of $1.3 million from cash provided by operating activities of $9.5 million.

Operating Results

The following table shows the condensed consolidated statement of operations for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Revenue:
License	$46,414	$40,767
Connected services	27,251	23,021
Professional services	21,299	13,671
Total revenues	94,964	77,459
Cost of revenue:
License	674	681
Connected services	7,013	8,675
Professional services	17,315	14,491
Amortization of intangibles	1,879	2,087
Total cost of revenues	26,881	25,934
Gross profit	68,083	51,525
Operating expenses:
Research and development	24,091	23,511
Sales and marketing	8,898	7,943
General and administrative	11,617	11,483
Amortization of intangible assets	3,158	3,131
Restructuring and other costs, net	47	7,554
Total operating expenses	47,811	53,622
Income (loss) from operations	20,272	(2,097)
Interest income	18	281
Interest expense	(3,799)	(6,798)
Other income (expense), net	(2,237)	(146)
Income (loss) before income taxes	14,254	(8,760)
(Benefit from) provision for income taxes	(7,384)	3,002
Net income (loss)	$21,638	$(11,762)

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

Our operating expenses include R&D, sales and marketing and general and administrative expenses. R&D expenses primarily consist of salaries, benefits, and overhead relating to research and engineering staff. Sales and marketing expenses includes salaries, benefits, and commissions related to our sales, product marketing, product management, and business unit management teams. General and administrative expenses primarily consist of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for credit losses.

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

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business.

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Existing Facilities, Notes, and Senior Credit Facilities.

Three Months Ended December 31, 2020 Compared with Three Months Ended December 31, 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2020	% of Total	2019	% of Total	2020 vs. 2019
License	$46,414	48.9%	$40,767	52.6%	13.9%
Connected services	27,251	28.7%	23,021	29.7%	18.4%
Professional services	21,299	22.4%	13,671	17.6%	55.8%
Total revenues	$94,964		$77,459		22.6%

Total revenues for the three months ended December 31, 2020 were $95.0 million, an increase of $17.5 million, or 22.6%, from $77.5 million for the three months ended December 31, 2019. The increase in revenues occurred across all product types.

License Revenue

License revenue for the three months ended December 31, 2020 was $46.4 million, an increase of $5.6 million, or 13.9%, from $40.8 million for the three months ended December 31, 2019. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenues, license revenue decreased by 3.7 percentage points from 52.6% for the three months ended December 31, 2019 to 48.9% for the three months ended December 31, 2020.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2020 was $27.3 million, an increase of $4.3 million, or 18.4%, from $23.0 million for the three months ended December 31, 2019. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue decreased by 1.0 percentage point from 29.7% for the three months ended December 31, 2019 to 28.7% for the three months ended December 31, 2020.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2020 was $21.3 million, an increase of $7.6 million, or 55.8%, from $13.7 million for the three months ended December 31, 2019. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 4.8 percentage points from 17.6% for the three months ended December 31, 2019 to 22.4% for the three months ended December 31, 2020.

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
License	$674	$681	(1.0)%
Connected services	7,013	8,675	(19.2)%
Professional services	17,315	14,491	19.5%
Amortization of intangibles	1,879	2,087	(10.0)%
Total cost of revenues	$26,881	$25,934	3.7%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
License	$45,740	$40,086	14.1%
Connected services	20,238	14,346	41.1%
Professional services	3,984	(820)	585.9%
Amortization of intangibles	(1,879)	(2,087)	10.0%
Total gross profit	$68,083	$51,525	32.1%

Total cost of revenues for the three months ended December 31, 2020 were $26.9 million, an increase of $1.0 million, or 3.7%, from $25.9 million for the three months ended December 31, 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in total gross profit of $16.6 million, or 32.1%, from $51.5 million for the three months ended December 31, 2019 to $68.1 million for the three months ended December 31, 2020. The increase occurred across all product types, which was primarily driven by increased demand for our connected services solutions and professional services.

Cost of License Revenue

Cost of license revenue was relatively flat at $0.7 million for each of the three months ended December 31, 2020 and 2019. As a percentage of total cost of revenues, cost of license revenue decreased by 0.1 percentage points from 2.6% for the three months ended December 31, 2019 to 2.5% for the three months ended December 31, 2020.

License gross profit increased by $5.7 million, or 14.1%, for the three months ended December 31, 2020 when compared to the three months ended December 31, 2019, primarily due to increases in license revenue on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2020 was $7.0 million, a decrease of $1.7 million, or 19.2%, from $8.7 million for the three months ended December 31, 2019. Cost of connected services revenue decreased primarily due to a $0.5 million decrease in our cloud infrastructure costs, $0.4 million decrease in outside contractor costs, and $0.3 million decrease in depreciation costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 7.4 percentage points from 33.5% for the three months ended December 31, 2019 to 26.1% for the three months ended December 31, 2020.

Connected services gross profit increased $5.9 million, or 41.1%, from $14.3 million for the three months ended December 31, 2019 to $20.2 million for the three months ended December 31, 2020, driven by continued revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2020 was $17.3 million, an increase of $2.8 million, or 19.5%, from $14.5 million for the three months ended December 31, 2019. Cost of professional services revenue increased primarily due to a $2.0 million increase in project labor costs, $0.4 million increase in contractor costs, and $0.4 million increase in stock-based compensation. As a percentage of total cost of revenues, cost of professional services revenue increased by 8.5 percentage points from 55.9% for the three months ended December 31, 2019 to 64.4% for the three months ended December 31, 2020.

Professional services gross profit increased $4.8 million, or 585.9%, from negative $0.8 million for the three months ended December 31, 2019 to $4.0 million for the three months ended December 31, 2020, which was due to the growth in professional services revenues in relation to increasing costs.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Research and development	$24,091	$23,511	2.5%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2020 were $24.1 million, an increase of $0.6 million, or 2.5%, from $23.5 million for the three months ended December 31, 2019. The increase in R&D expenses was primarily attributable to a $1.2 million increase in contractor costs and a $1.1 million increase in stock-based compensation. The increase was partly offset by a reduction in expenditures, including $1.0 million of labor allocated to support customer projects and a $0.3 million reduction related to travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, R&D expenses increased by 6.6 percentage points from 43.8% for the three months ended December 31, 2019 to 50.4% for the three months ended December 31, 2020.

Sales & Marketing Expenses

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Sales and marketing	$8,898	$7,943	12.0%

Sales and marketing expenses for the three months ended December 31, 2020 were $8.9 million, an increase of $1.0 million, or 12.0%, from $7.9 million for the three months ended December 31, 2019. The increase in sales and marketing expenses was primarily attributable to higher compensation related expenses of $1.0 million and stock-based compensation of $0.9 million. The increase was partly offset by a reduction of $0.9 million in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, sales and marketing expenses increased by 3.8 percentage points from 14.8% for the three months ended December 31, 2019 to 18.6% for the three months ended December 31, 2020.

General & Administrative Expenses

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
General and administrative	$11,617	$11,483	1.2%

General and administrative expenses for the three months ended December 31, 2020 were $11.6 million, an increase of $0.1 million, or 1.2%, from $11.5 million for the three months ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to higher compensation-related expenses of $0.4 million and stock-based compensation of $0.9 million. The increase was partly offset by a $0.9 million decrease in contractor costs. As a percentage of total operating expenses, general and administrative expenses increased by 2.9 percentage points from 21.4% for the three months ended December 31, 2019 to 24.3% for the three months ended December 31, 2020.

Amortization of Intangible Assets

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Cost of revenues	$1,879	$2,087	(10.0)%
Operating expense	3,158	3,131	0.9%
Total amortization	$5,037	$5,218	(3.5)%

Intangible asset amortization for the three months ended December 31, 2020 was $5.0 million, a decrease of $0.2 million, or 3.5%, from $5.2 million for the three months ended December 31, 2019. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying condensed consolidated statements of operations. Amortization expense for customer relationships is included in operating expenses in the accompanying condensed consolidated statements of operations. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 1.0 percentage point from 8.0% for the three months ended December 31, 2019 to 7.0% for the three months ended December 31, 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.8 percentage points from 5.8% for the three months ended December 31, 2019 as compared to 6.6% for the three months ended December 31, 2020.

Restructuring and Other Costs, Net

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Restructuring and other costs, net	$47	$7,554	(99.4)%

Restructuring and other costs, net for the three months ended December 31, 2020 were $0.0 million, a decrease of $7.5 million, or 99.4%, from $7.6 million for the three months ended December 31, 2019. The decrease in restructuring and other costs, net was primarily attributed to the winding down of costs to establish the Cerence business as a standalone public company during the three months ended December 31, 2020. As a percentage of total operating expenses, restructuring and other costs, net decreased by 14.0 percentage points from 14.1% for the three months ended December 31, 2019 to 0.1% for the three months ended December 31, 2020.

Total Other Expense, Net

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Interest income	$18	$281	(93.6)%
Interest expense	(3,799)	(6,798)	(44.1)%
Other income (expense), net	(2,237)	(146)	1432.2%
Total other expense, net	$(6,018)	$(6,663)	(9.7)%

Total other expense, net for the three months ended December 31, 2020 was expense of $6.0 million, a decrease of $0.7 million from $6.7 million of income for the three months ended December 31, 2019. The decrease in interest expense from the prior year was primarily attributable to lower applicable interest rates related to our outstanding borrowing obligations during the three months ended December 31, 2020. For further information, see “Liquidity and Capital Resources” below. The increase in other income (expense), net was primarily attributable to foreign exchange losses from the strengthening of the Euro against the U.S. dollar.

(Benefit from) provision for Income Taxes

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
(Benefit from) provision for income taxes	$(7,384)	$3,002	(346.0)%
Effective income tax rate%	(51.8)%	(34.3)%

Our effective income tax rate for the three months ended December 31, 2020 was negative 51.8%, compared to negative 34.3% for the three months ended December 31, 2019. Consequently, our benefit from income taxes for the three months ended December 31, 2020 was $7.4 million, a net change of $10.4 million from a provision for income taxes of $3.0 million for the three months ended December 31, 2019. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $2.6 million tax benefit related to stock-based compensation in the period. This compares to a $5.0 million tax benefit realized during the three months ended December 31, 2019, which was the result of a previous change to the Netherlands enacted tax rate.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. As of December 31, 2020, net working capital of our business, excluding current deferred revenue and deferred cost, was $162.1 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $110.4 million of cash and cash equivalents as of December 31, 2020, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Credit Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ending September 30, 2021.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, reducing operating costs by delaying research and development programs, initiating a workforce reduction, and substantially reducing discretionary spending. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets.  An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

The interest expense recognized related to the Notes for the three months ended December 31, 2020 was as follows (dollars in thousands):

Three Months Ended December 31, 2020
Contractual interest expense	$1,322
Amortization of debt discount	868
Amortization of issuance costs	218
Total interest expense related to the Notes	$2,408

The conditional conversion feature of the Notes was triggered in the three months ended December 31, 2020, and the Notes are therefore convertible during the fiscal quarter ending on March 31, 2021. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity

Senior Credit Facilities

On June 12, 2020, in connection with our effort to refinance our existing indebtedness, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2020, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the date on which the financial statements are delivered for the fiscal quarter ended December 31, 2020, the interest rate will be LIBOR plus 2.50% or ABR plus 1.50%. Total interest expense relating to the Senior Credit Facilities for the fiscal quarter ended December 31, 2020 was $1.4 million, reflecting the coupon and accretion of the discount.

In addition, the quarterly commitment fee required to be paid based on the unused portion of the revolving facility is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the unused line fee is 0.500%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the unused line fee is 0.450%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the unused line fee is 0.400%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the unused line fee is 0.350%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the unused line fee is 0.300%.

The Amendment revised the amount by which we are obligated to make quarterly principal payments. Through the fiscal quarter ending December 31, 2022, we are obligated to make quarterly principal payments in an aggregate amount equal to 1.25% of the original principal amount of the Term Loan Facility. From the fiscal quarter ending March 31, 2023 and for each fiscal quarter thereafter, we are obligated to make quarterly principal payments in an aggregate amount equal to 2.50% of the original principal amount of the Term Loan Facility, with the balance payable at the maturity date thereof.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2020, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2020 and 2019, as reflected in the unaudited condensed consolidated statements of cash flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2020	2019	2020 vs. 2019
Net cash provided by operating activities	$10,809	$9,456	14.3%
Net cash used in investing activities	(8,727)	(3,612)	141.6%
Net cash (used in) provided by financing activities	(28,779)	107,400	(126.8)%
Effect of foreign currency exchange rates on cash and cash equivalents	990	152	551.3%
Net changes in cash and cash equivalents	$(25,707)	$113,396	(122.7)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2020 was $10.8 million, a net increase of $1.3 million, or 14.3%, from net cash provided by operating activities of $9.5 million for the three months ended December 31, 2019. The net increase in cash provided by operating activities was primarily due to:

•	An increase of $27.4 million from income before non-cash charges; and
•

A decrease of $17.1 million due to unfavorable changes in working capital primarily related to cash outflows from accrued expenses and other liabilities offset by cash inflows from prepaids and other assets; and

•	An increase of $8.9 million from changes in deferred revenue.

Deferred revenue represents a significant portion of our net cash provided by operating activities and, depending on the nature of our contracts with customers, this balance can fluctuate significantly from period to period. Fluctuations in deferred revenue are not a reliable indicator of future performance and the related revenue associated with these contractual commitments. We expect our deferred revenue balances to decrease in the future, including due to a wind-down of a legacy connected service relationship with a major OEM, since the majority of cash from the contract has been collected. We do not expect any changes in deferred revenue to affect our ability to meet our obligations.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended December 31, 2020 was $8.7 million, an increase in cash used of $5.1 million, or 141.6%, from $3.6 million for the three months ended December 31, 2019. The increase in cash outflows were driven by the purchase of marketable securities during the quarter.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the three months ended December 31, 2020 was $28.8 million, a net change of $136.2 million, from cash provided by financing activities of $107.4 million for the three months ended December 31, 2019. The change in cashflows were primarily due to:

•	$249.7 million proceeds from the issuance of long-term debt during the first quarter of fiscal year 2020;
•	$153.0 million distribution paid to Nuance related to our Spin-Off during the first quarter of fiscal year 2020; and
•	$30.3 million payment of tax related withholdings due to the net settlement of equity awards during the first quarter of fiscal year 2021.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of December 31, 2020 (dollars in thousands):

	Contractual Payments Due by Period
Contractual Obligations	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (1)	3,924	10,493	8,768	-	23,185
Senior Credit Facilities	4,688	17,188	100,000	-	121,876
Interest payable on Senior Credit Facilities (1)	2,544	6,271	3,901	-	12,716
Operating leases	5,850	11,557	6,537	2,999	26,943
Financing leases	339	832	675	15	1,861
Total contractual cash obligations	$17,345	$46,341	$294,881	$3,014	$361,581

(1)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2020.
(2)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies and estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the year ended September 30, 2020 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” and below.

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

See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition.

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

On December 31, 2020, we concluded that no goodwill impairment indicators were present.

See Note 8 to the accompanying unaudited condensed consolidated financial statements for further discussion of our goodwill.

Recently Adopted Accounting Pronouncements and Recent Accounting Pronouncements To Be Adopted

Refer to Note 2 to the accompanying unaudited condensed consolidated financial statements for a description of certain issued accounting standards that have been recently adopted and are expected to be adopted by us and may impact our results of operations in future reporting periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities, and through the use of derivative financial instruments.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $55.3 million at December 31, 2020. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $4.8 million at December 31, 2020. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At December 31, 2020, we held approximately $110.2 million of cash and cash equivalents consisting of cash and money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds classified as cash and cash equivalents would increase by $0.8 million per annum, based on December 31, 2020 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of December 31, 2020, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
10.1[1]	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		8-K	001-39030	10.1	December 21, 2020
10.2	CEO Change of Control and Severance Agreement	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

1 Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 8, 2021	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2021	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)