Form 10-Q
period 2021-03-31
Cerence Inc.
filed 2021-05-10
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(857) 362-7300

(Registrant’s telephone number, including area code)

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

As of May 3, 2021, the registrant had 37,820,861 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues:
License	$54,371	$44,622	$100,785	$85,389
Connected services	27,736	23,459	53,666	46,726
Professional services	16,555	18,742	37,854	32,413
Total revenues	98,662	86,823	192,305	164,528
Cost of revenues:
License	1,181	843	1,855	1,524
Connected services	6,839	8,876	13,852	17,551
Professional services	16,325	16,753	33,647	31,244
Amortization of intangible assets	1,879	2,258	3,758	4,345
Total cost of revenues	26,224	28,730	53,112	54,664
Gross profit	72,438	58,093	139,193	109,864
Operating expenses:
Research and development	28,864	21,346	52,995	44,857
Sales and marketing	9,555	7,706	18,563	15,649
General and administrative	12,956	10,712	25,390	22,195
Amortization of intangible assets	3,183	3,125	6,341	6,256
Restructuring and other costs, net	537	2,870	1,017	10,424
Total operating expenses	55,095	45,759	104,306	99,381
Income from operations	17,343	12,334	34,887	10,483
Interest income	16	244	34	525
Interest expense	(3,476)	(6,699)	(7,275)	(13,497)
Other income (expense), net	3,496	226	1,259	80
Income (loss) before income taxes	17,379	6,105	28,905	(2,409)
Provision for (benefit from) income taxes	6,216	(6,707)	(3,199)	(3,938)
Net income	$11,163	$12,812	$32,104	$1,529
Net income per share:
Basic	$0.30	$0.35	$0.85	$0.04
Diluted	$0.28	$0.34	$0.82	$0.04
Weighted-average common share outstanding:
Basic	37,743	36,441	37,583	36,218
Diluted	39,177	37,392	43,730	36,693

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Net income	$11,163	$12,812	$32,104	$1,529
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,321)	(7,284)	1,849	(2,380)
Pension adjustments, net	104	90	74	1,016
Total other comprehensive (loss) income	(12,217)	(7,194)	1,923	(1,364)
Comprehensive (loss) income	$(1,054)	$5,618	$34,027	$165

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$119,546	$136,067
Marketable securities	17,096	11,662
Accounts receivable, net of allowances of $538 and $1,394	59,091	50,900
Deferred costs	7,002	7,256
Prepaid expenses and other current assets	51,234	44,220
Total current assets	253,969	250,105
Property and equipment, net	29,544	29,529
Deferred costs	34,668	38,161
Operating lease right of use assets	19,189	20,096
Goodwill	1,130,502	1,128,198
Intangible assets, net	35,536	45,616
Deferred tax assets	167,264	160,974
Other assets	19,275	14,938
Total assets	$1,689,947	$1,687,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,002	$8,447
Deferred revenue	90,402	112,156
Short-term operating lease liabilities	5,602	5,700
Short-term debt	6,250	6,250
Accrued expenses and other current liabilities	55,042	66,078
Total current liabilities	161,298	198,631
Long-term debt	265,681	266,872
Deferred revenue, net of current portion	211,399	212,573
Long-term operating lease liabilities	13,987	17,821
Other liabilities	34,141	31,649
Total liabilities	686,506	727,546
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 37,780 shares issued and outstanding as of March 31, 2021; 36,842 shares issued and outstanding as of September 30, 2020.	379	369
Accumulated other comprehensive income	5,634	3,711
Additional paid-in capital	983,640	974,307
Retained earnings (accumulated deficit)	13,788	(18,316)
Total stockholders' equity	1,003,441	960,071
Total liabilities and stockholders' equity	$1,689,947	$1,687,617

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	37,685	$378	$974,866	$2,625	$-	$17,851	$995,720
Net income	-	-	-	11,163	-	-	11,163
Other comprehensive loss	-	-	-	-	-	(12,217)	(12,217)
Issuance of common stock	114	1	1,381	-	-	-	1,382
Stock withheld to cover tax withholdings requirements upon stock vesting	(19)	-	(1,942)	-	-	-	(1,942)
Stock-based compensation	-	-	9,335	-	-	-	9,335
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$—	$5,634	$1,003,441

Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	36,403	$364	$945,054	$(11,283)	$-	$(7,441)	$926,694
Net income	-	-	-	12,812	-	-	12,812
Other comprehensive loss	-	-	-	-	-	(7,194)	(7,194)
Issuance of common stock	90	1	-	-	-	-	1
Stock withheld to cover tax withholdings requirements upon stock vesting	(35)	-	(778)	-	-	-	(778)
Stock-based compensation	-	-	5,640	-	-	-	5,640
Balance at March 31, 2020	36,458	$365	$949,916	$1,529	$-	$(14,635)	$937,175

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Six Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(18,316)	$—	$3,711	$960,071
Net income	-	-	-	32,104	-	-	32,104
Other comprehensive income	-	-	-	-	-	1,923	1,923
Issuance of common stock	1,390	14	5,031	-	-	-	5,045
Stock withheld to cover tax withholdings requirements upon stock vesting	(452)	(4)	(32,196)	-	-	-	(32,200)
Stock-based compensation	-	-	36,498	-	-	-	36,498
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$—	$5,634	$1,003,441

Six Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net income	-	-	-	1,529	-	-	1,529
Other comprehensive loss	-	-	-	-	-	(1,364)	(1,364)
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Issuance of common stock	111	1	-	-	-	-	1
Stock withheld to cover tax withholdings requirements upon stock vesting	(44)	(0)	(919)	-	-	-	(919)
Stock-based compensation	-	-	11,325	-	-	-	11,325
Balance at March 31, 2020	36,458	$365	$949,916	$1,529	$—	$(14,635)	$937,175

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$32,104	$1,529
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	14,947	14,971
(Benefit from) provision for credit loss reserve	(261)	446
Stock-based compensation	27,469	15,529
Non-cash interest expense	2,454	2,646
Deferred tax benefit	(7,653)	(4,836)
Other	(1,481)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,206)	(27,085)
Prepaid expenses and other assets	(7,608)	(13,605)
Deferred costs	3,835	(1,079)
Accounts payable	(4,129)	6,384
Accrued expenses and other liabilities	(2,970)	13,029
Deferred revenue	(21,492)	(8,663)
Net cash provided by (used in) operating activities	27,009	(735)
Cash flows from investing activities:
Capital expenditures	(5,181)	(10,145)
Purchases of marketable securities	(9,067)	—
Maturities of marketable securities	2,700	—
Payments for equity investments	(2,563)	—
Other investing activities	264	—
Net cash used in investing activities	(13,847)	(10,145)
Cash flows from financing activities:
Net transaction with Parent	—	13,513
Distribution to Parent	—	(152,978)
Proceeds from long-term debt, net of discount	—	249,705
Payments for long-term debt issuance costs	(520)	(515)
Principal payments of long-term debt	(3,126)	(2,363)
Common stock repurchases for tax withholdings for net settlement of equity awards	(32,200)	(919)
Principal payment of lease liabilities arising from a finance lease	(238)	(67)
Proceeds from the issuance of common stock	5,045	—
Net cash (used in) provided by financing activities	(31,039)	106,376
Effects of exchange rate changes on cash and cash equivalents	1,356	88
Net change in cash and cash equivalents	(16,521)	95,584
Cash and cash equivalents at beginning of period	136,067	—
Cash and cash equivalents at end of period	$119,546	$95,584
Supplemental information:
Cash paid for income taxes	$1,446	$627
Cash paid for interest	$5,403	$8,997

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

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, as fully described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and scope of the pandemic, its severity, the emergence of new variants of the virus, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

During the second quarter of fiscal 2021, we identified and corrected immaterial errors related to previously issued consolidated financial statements. In order to present the impact of the resulting adjustments, previously issued financial statements have been revised. See Note 16 – Impact on Previously Issued Financial Statements for Immaterial Adjustments for additional details, including a summary of the revisions to certain previously reported financial information presented herein for comparative purposes.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, including money-market funds with original maturities of 90 days or less. As of March 31, 2021, the estimated fair value of our money-market funds was $81.6 million. We estimated the fair value of our money-market funds from quoted prices for identical assets in active markets on the last trading day of the reporting period (Level 1).

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 21.6% and 11.6% of our accounts receivable, net balance at March 31, 2021. Two customers accounted for 14.8% and 10.9% of our accounts receivable, net balance at September 30, 2020.

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

Changes in the fair value of derivatives not designated as hedges are reported in earnings primarily in other income (expense), net. The cash flows associated with derivatives not designated as hedges are reported in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows.

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

Recently Issued Accounting Pronouncements to be Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications on financial reporting, caused by reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. In determining SSP, we maximize observable inputs and consider a number of data points, including:

•	the pricing of standalone sales (when available);
•	the pricing established by management when setting prices for deliverables that are intended to be sold on a standalone basis;

•	contractually stated prices for deliverables that are intended to be sold on a standalone basis; and
•	other pricing factors, such as the geographical region in which the products are sold and expected discounts based on the customer size and type.

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

(b) Significant Judgments

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our license contracts often include professional services to customize and/or integrate the licenses into the customer’s environment. Judgment is required to determine whether the license is considered distinct and accounted for separately, or not distinct and accounted for together with professional services. Furthermore, hybrid contracts that contain both embedded and connected license and professional services are analyzed to determine if the products and services are distinct or have stand-alone functionality to determine the revenue treatment.

Judgments are required to determine the SSP for each distinct performance obligation. When the SSP is directly observable, we estimate the SSP based upon the historical transaction prices, adjusted for geographic considerations, customer classes, and customer relationship profiles. In instances where the SSP is not directly observable, we determine the SSP using information that may include market conditions and other observable inputs. We may have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP. Determining the SSP for performance obligations which we never sell separately also requires significant judgment. In estimating the SSP, we consider the likely price that would have resulted from established pricing practices had the deliverable been offered separately and the prices a customer would likely be willing to pay. For contracts that contain future royalties, the allocation of SSP is determined using any fixed payments as well as the forecasted volume usage associated with royalties.

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenues:
United States	$36,781	$36,742	$68,875	$71,938
Other Americas	25	-	68	8
Germany	24,667	20,102	56,711	40,319
Other Europe, Middle East and Africa	13,196	8,628	16,665	13,225
Japan	13,779	15,518	26,452	26,929
Other Asia-Pacific	10,214	5,833	23,534	12,109
Total net revenues	$98,662	$86,823	$192,305	$164,528

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to two customers accounted for $17.4 million, or 17.7%, and $17.3 million, or 17.5%, of revenues for the three months ended March 31, 2021. Revenues relating to two customers accounted for $35.2 million, or 18.3%, and $24.8 million, or 12.9%, of revenues for the six months ended March 31, 2021. Revenues relating to two customers accounted for $19.1 million, or 22.0%, and $9.7 million, or 11.1%, of revenues for the three months ended March 31, 2020. Revenues relating to one customer accounted for $37.1 million, or 22.6%, of revenues for the six months ended March 31, 2020.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC

340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of March 31, 2021, we had $5.8 million of contract acquisition costs. We had amortization expense of $0.4 million and $0.3 million related to these costs during the three months ended March 31, 2021 and 2020, respectively, and $0.8 million and $0.6 million for the six months ended March 31, 2021 and 2020, respectively. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of March 31, 2021, we had $41.7 million of capitalized contract costs.

We had amortization expense of $3.1 million and $2.6 million related to these costs during the three months ended March 31, 2021 and 2020, respectively, and $7.4 million and $5.3 million for the six months ended March 31, 2021 and 2020, respectively. There was no impairment related to contract costs capitalized.

(f) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in accounts receivable, net at their net estimated realizable value. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2020	$30,277
Revenues recognized but not billed	35,323
Amounts reclassified to accounts receivable, net	(27,842)
Balance as of March 31, 2021	$37,758
Less: allowance for credit losses	(489)
Balance as of March 31, 2021, net	$37,269

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2020	$324,729
Amounts billed but not recognized	55,547
Revenue recognized	(78,475)
Balance as of March 31, 2021	$301,801

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2021 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$150,356	$176,161	$22,300	$348,817

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted net income per share by applying the treasury stock method.

The dilutive effect of the Notes (as defined in Note 15) is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of our Notes were included in the calculation of diluted income per share for the six months ended March 31, 2021.

The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2021	2020	2021	2020

Numerator:
Net income - basic	$11,163	$12,812	$32,104	$1,529
Interest on Convertible Senior Notes, net of tax	-	-	3,614	-
Net income - diluted	$11,163	$12,812	$35,718	$1,529

Denominator:
Weighted average common shares outstanding - basic	37,743	36,441	37,583	36,218
Dilutive effect of restricted stock awards	1,434	951	1,470	475
Dilutive effect of the Notes	-	-	4,677	-
Weighted average common shares outstanding - diluted	39,177	37,392	43,730	36,693

Net income per common share:
Basic	$0.30	$0.35	$0.85	$0.04
Diluted	$0.28	$0.34	$0.82	$0.04

We exclude weighted-average potential shares from the calculations of diluted net income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2021	2020	2021	2020
Conversion option of our Notes	4,677	-	-	-

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$81,644	$-	$-	$81,644
Marketable securities:
Short-term:
Commercial paper, $13,489 at cost	$-	$13,489	$-	$13,489
Corporate bonds, $3,608 at cost	-	3,607	-	3,607
Long-term:
Corporate bonds, $933 at cost	-	933	-	933
Total assets	$81,644	$18,029	$-	$99,673

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$101,437	$-	$-	$101,437
Marketable securities:
Commercial paper, $9,883 at cost	$-	$9,883	$-	$9,883
Corporate bonds, $1,780 at cost	-	1,779	-	1,779
Total assets	$101,437	$11,662	$-	$113,099

During the three and six months ended March 31, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive loss. During the three and six months ended March 31, 2020, we did not possess any marketable securities.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2021 and September 30, 2020, the estimated fair value of our Notes was $441.9 million and $271.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 15) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

During the second quarter of fiscal 2021, we made a non-controlling equity investment in a privately held company. We evaluated the equity investment under the voting model and concluded consolidation was not applicable. We accounted for the investment by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. We hold $2.6 million of investments without readily determinable fair values as of March 31, 2021. The investment is included in other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investment resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At March 31, 2021, the total notional amount of forward contracts was $55.6 million. At March 31, 2021, the weighted-average remaining maturity of these instruments was approximately 11.7 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2021 and September 30, 2020 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,027	$-
Foreign currency forward contracts	Other assets	425	-
Foreign currency forward contracts	Accrued expenses and other current liabilities	3	-
Foreign currency forward contracts	Other liabilities	$11	$-

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three and six months ended March 31, 2021 and 2020 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended		Six Months Ended
Derivatives not designated as hedges	Classification	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Foreign currency forward contracts	Other income (expense), net	$1,384	$-	$1,770	$-

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

The change in the allowance for credit losses for the six months ended March 31, 2021 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$(1,394)
Current period recovery for expected credit losses	378
Write-offs charged against the allowance for expected credit losses	(118)
Foreign exchange impact on ending balance	107
Balance as of March 31, 2021	$(1,027)

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

On March 31, 2021, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the six months ended March 31, 2021 are as follows (dollars in thousands):

Total
Balance as of September 30, 2020	$1,128,198
Effect of foreign currency translation	2,304
Balance as of March 31, 2021	$1,130,502

(b) Intangible Assets, Net

As of March 31, 2021, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,839	$(82,562)	$28,277	2.6
Technology and patents	90,919	(83,660)	7,259	1.2
Total	$201,758	$(166,222)	$35,536

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,512	$(75,915)	$34,597	3.0
Technology and patents	90,658	(79,639)	11,019	1.6
Total	$201,170	$(155,554)	$45,616

Amortization expense related to intangible assets in the aggregate was $5.1 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively, and $10.1 million and $10.6 million for the six months ended March 31, 2021 and 2020, respectively. We expect amortization of intangible assets to be approximately $10.1 million for the remainder of fiscal year 2021.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2021 and September 30, 2020:

	March 31, 2021	September 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	51.3	55.9
Finance leases	51.5	55.8
Weighted-average discount rate:
Operating leases	7.0%	7.4%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right of use asset	$73	$33	$214	$69
Interest on lease liability	17	2	32	2
Operating lease cost	1,869	1,960	3,940	3,850
Variable lease cost	292	365	470	674
Sublease income	(51)	(55)	(104)	(110)
Total lease cost	$2,200	$2,305	$4,552	$4,485

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2021 and 2020, cash payments related to operating leases were $1.9 million and $1.9 million, respectively, and $4.1 million and $3.6 million for the six months ended March 31, 2021 and 2020, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three and six months ended March 31, 2021, cash payments related to financing leases were $0.1 million and $0.2 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended March 31, 2020, cash payments related to financing leases were immaterial. For the six months ended March 31, 2020, cash payments related to financing leases were $0.1 million, of which an immaterial amount was related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2021 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2021 (excluding six months ended March 31, 2021)	$3,542	$330	$3,872
2022	6,207	417	6,624
2023	4,042	417	4,459
2024	3,711	365	4,076
2025	2,287	310	2,597
Thereafter	2,998	14	3,012
Total future minimum lease payments	$22,787	$1,853	$24,640
Less effects of discounting	(3,198)	(177)	(3,375)
Total lease liabilities	$19,589	$1,676	$21,265
Reported as of March 31, 2021
Short-term lease liabilities	$5,602	$476	$6,078
Long-term lease liabilities	13,987	1,200	15,187
Total lease liabilities	$19,589	$1,676	$21,265

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2021	September 30, 2020

Compensation	$28,821	$37,960
Cost of revenue related liabilities	3,155	3,683
Sales and other taxes payable	14,656	14,688
Professional fees	2,771	2,458
Interest payable	2,068	2,703
Other	3,571	4,586
Total	$55,042	$66,078

Note 11. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2021 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2020	$764	$10	$774	$1,928	$2,702
Restructuring and other costs, net	381	565	946	71	1,017
Non-cash adjustments	—	2,749	2,749	—	2,749
Cash (payments) receipts	(719)	(372)	(1,091)	(1,999)	(3,090)
Foreign exchange impact on ending balance	6	(30)	(24)	—	(24)
Balance at March 31, 2021	$432	$2,922	$3,354	$—	$3,354

The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Personnel	$45	$321	$381	$681
Facilities	447	—	565	—
Restructuring subtotal	492	321	946	681
Other	45	2,549	71	9,743
Restructuring and other costs, net	$537	$2,870	$1,017	$10,424

Fiscal Year 2021

For the three months ended March 31, 2021, we recorded restructuring charges of $0.5 million, which resulted from a $0.4 million charge resulting from the closure of facilities that will no longer be utilized.

For the six months ended March 31, 2021, we recorded restructuring charges of $1.0 million, which included a $0.4 million severance charge related to the elimination of personnel and a $0.6 million charge resulting from the closure of facilities that will no longer be utilized.

Fiscal Year 2020

For the three months ended March 31, 2020, we recorded restructuring charges of $2.9 million, which included a $0.3 million severance charge related to the elimination of personnel, and $2.5 million related to costs incurred to establish the Cerence business as a standalone public company.

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

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. On January 1, 2021, in accordance with the automatic annual increase provisions of the Equity Incentive Plan, an aggregate of 1,130,547 shares of our Common Stock were added to the shares available for issuance under the Equity Incentive Plan.

The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. Awards issued under the Plan may not have a term greater than ten years from the date of grant.

Restricted Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2021 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2020	2,042,918	771,387	2,814,305	$18.63
Granted	652,976	290,035	943,011	$59.65
Vested	(955,286)	(403,502)	(1,358,788)	$38.33
Forfeited	(19,826)	(2,287)	(22,113)	$31.42
Non-vested at March 31, 2021	1,720,782	655,633	2,376,415	$40.08	1.20	$212,855
Expected to vest			2,376,415	$40.08	1.20	$212,855

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cost of connected services	$481	$188	$772	$540
Cost of professional services	1,164	433	2,465	1,304
Research and development	4,465	1,948	8,603	4,923
Sales and marketing	2,938	1,776	5,577	3,366
General and administrative	5,096	2,215	10,052	5,396
	$14,144	$6,560	$27,469	$15,529

Note 13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

As of March 31, 2021, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2021 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 14. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Domestic	$10,930	$2,297	$14,244	$(4,676)
Foreign	6,449	3,808	14,661	2,267
Income (loss) before income taxes	$17,379	$6,105	$28,905	$(2,409)

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020

Domestic	$4,191	$2,422	$3,753	$(942)
Foreign	2,025	(9,129)	(6,952)	(2,996)
Provision for (benefit from) income taxes	$6,216	$(6,707)	$(3,199)	$(3,938)
Effective income tax rate	35.8%	(109.9)%	(11.1)%	163.5%

The effective tax rates for the periods presented are based upon estimated income for the fiscal year and the statutory tax rates enacted in the jurisdictions in which we operate. For all periods presented, the effective tax rate differs from the 21.0% statutory U.S. tax rate due to the impact of the nondeductible stock-based compensation, U.S. inclusions of global intangible low-taxed income (GILTI), and our mix of jurisdictional earnings and related differences in foreign statutory tax rates.

Our effective tax rate for the three months ended March 31, 2021 was 35.8% compared to negative 109.9% for the three months ended March 31, 2020. Consequently, our provision for income taxes for the three months ended March 31, 2021 was $6.2 million, a net change of $12.9 million from a benefit from income taxes of $6.7 million for the three months ended March 31, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, non-deductible compensation expenses, and an excess tax benefit of approximately $1.0 million relating to stock-based compensation.

Our effective tax rate for the six months ended March 31, 2021 was negative 11.1% compared to 163.5% for the six months ended March 31, 2020. Consequently, our benefit from income taxes for the six months ended March 31, 2021 was $3.2 million, a net change of $0.7 million from a benefit from income taxes of $3.9 million for the six months ended March 31, 2020. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $3.6 million tax benefit related to stock-based compensation in the period. This compares to a $5.0 million tax benefit realized during the six months ended March 31, 2020, which was the result of a previous change to the Netherlands enacted tax rate.

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

Note 15. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2021	September 30, 2020
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $16,815 and deferred issuance costs of $4,228 at March 31, 2021. Effective interest rate 6.29%.	$153,957	$151,791
Senior Credit Facilities, net of unamortized discount of $2,087 and deferred issuance costs of $252 at March 31, 2021. Effective interest rate 3.39%.	117,974	121,331
Total debt	$271,931	$273,122
Less: current portion	(6,250)	(6,250)
Total long-term debt	$265,681	$266,872

The following table summarizes the maturities of our borrowing obligations as of March 31, 2021 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2021	$—	$3,125	$3,125
2022	—	6,250	6,250
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$175,000	$120,313	$295,313
Less: unamortized discount and issuance costs	(21,043)	(2,339)	(23,382)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$153,957	$111,724	$265,681

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

As of March 31, 2021, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three and six months ended March 31, 2021 was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Contractual interest expense	$1,294	$2,616
Amortization of debt discount	863	1,731
Amortization of issuance costs	217	435
Total interest expense related to the Notes	$2,374	$4,782

The conditional conversion feature of the Notes was triggered during the six months ended March 31, 2021, and the Notes were convertible during the fiscal quarter ending on March 31, 2021. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Convertible Senior Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2021, there were no amounts outstanding under the Revolving Facility.

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

The Amendment, among other things, revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three and six months ended March 31, 2021 was $1.0 million and $2.4 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of March 31, 2021, we were in compliance with all Credit Agreement covenants.

16. Impact on Previously Issued Financial Statements for Immaterial Adjustments

During the quarter ended March 31, 2021, we identified three immaterial errors and made adjustments to correct those errors that affected previously issued consolidated financial statements.

•	During the first quarter of fiscal 2021, we recognized an immaterial amount of connected services revenue which related to fiscal year 2020.
•

During the first quarter of fiscal 2021, the estimated achievement percentage relating to our long-term incentive plan increased. We did not originally record the corresponding cumulative adjustment to stock-based compensation during the three months ended December 31, 2020.

•

During the fourth quarter of fiscal 2020, we recorded a restructuring accrual relating to the closure of a facility under ASC 420 Exit or Disposal Cost Obligation when ASC 842 Leases should have been applied. During the three months ended December 31, 2020, a partial true up was recorded to the restructuring accrual.

We also recorded certain adjustments to income taxes reflecting the tax effect of the aforementioned adjustments.

We assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded that these identified errors were not material to any of the previously issued financial statements. In order to present the impact of these resulting adjustments, previously issued financial statements have been revised and are presented as “As Revised” in the tables presented below.

	Three Months Ended December 31, 2019
Revised Consolidated Statement of Operations Amounts:	As Reported	Adjustment	As Revised
Total revenues	77,459	246	77,705
Gross profit	51,525	246	51,771
Loss from operations	(2,097)	246	(1,851)
Loss before income taxes	(8,760)	246	(8,514)
Provision for income taxes	3,002	(233)	2,769
Net loss	$(11,762)	$479	$(11,283)
Net loss per share:
Basic	$(0.33)		$(0.31)
Diluted	$(0.33)		$(0.31)

	Three Months Ended March 31, 2020
Revised Consolidated Statement of Operations Amounts:	As Reported	Adjustment	As Revised
Total revenues	86,495	328	86,823
Gross profit	57,765	328	58,093
Income from operations	12,006	328	12,334
Income before income taxes	5,777	328	6,105
Benefit from income taxes	(6,718)	11	(6,707)
Net income	$12,495	$317	$12,812
Net income per share:
Basic	$0.34		$0.35
Diluted	$0.33		$0.34

	Three Months Ended June 30, 2020
Revised Consolidated Statement of Operations Amounts:	As Reported	Adjustment	As Revised
Total revenues	74,810	387	75,197
Gross profit	47,207	387	47,594
Loss from operations	(4,696)	387	(4,309)
Loss before income taxes	(30,650)	387	(30,263)
Benefit from income taxes	(2,469)	258	(2,211)
Net loss	$(28,181)	$129	$(28,052)
Net loss per share:
Basic	$(0.77)		$(0.77)
Diluted	$(0.77)		$(0.77)

	Year Ended September 30, 2020
Revised Consolidated Statement of Operations Amounts:	As Reported	Adjustment	As Revised
Total revenues	329,646	1,321	330,967
Gross profit	221,795	1,321	223,116
Income from operations	19,331	3,100	22,431
Loss before income taxes	(26,140)	3,100	(23,040)
Benefit from income taxes	(5,509)	785	(4,724)
Net loss	$(20,631)	$2,315	$(18,316)
Net loss per share:
Basic	$(0.57)		$(0.50)
Diluted	$(0.57)		$(0.50)

	September 30, 2020
Revised Consolidated Balance Sheet Amounts:	As Reported	Adjustment	As Revised
ASSETS
Total current assets	249,148	957	250,105
Total assets	$1,687,445	$172	$1,687,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities	200,774	(2,143)	198,631
Total liabilities	729,689	(2,143)	727,546
Total stockholders' equity	957,756	2,315	960,071
Total liabilities and stockholders' equity	$1,687,445	$172	$1,687,617

	Three Months Ended December 31, 2020
Revised Condensed Consolidated Statement of Operations Amounts:	As Reported	Adjustment	As Revised
Total revenues	94,964	(1,321)	93,643
Total cost of revenues	26,881	7	26,888
Gross profit	68,083	(1,328)	66,755
Total operating expenses	47,811	1,400	49,211
Income from operations	20,272	(2,728)	17,544
Income before income taxes	14,254	(2,728)	11,526
Benefit from income taxes	(7,384)	(2,031)	(9,415)
Net income	$21,638	$(697)	$20,941
Net income per share:
Basic	$0.58		$0.56
Diluted	$0.54		$0.53

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 19, 2020. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, and trends in the global auto industry, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as updated by Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

Overview

We build automotive cognitive assistance solutions to power natural and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include all major original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in accordance with rules and regulations of the SEC regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated balance sheet data as of September 30, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

During the second quarter of fiscal 2021, we identified and corrected immaterial errors related to previously issued consolidated financial statements. In order to present the impact of the resulting adjustments, previously issued financial statements have been revised. See Note 16 – Impact on Previously Issued Financial Statements for Immaterial Adjustments for additional details, including a summary of the revisions to certain previously reported financial information presented herein for comparative purposes.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

•Total revenue increased by $11.9 million, or 13.6%, to $98.7 million from $86.8 million.

•Operating margin increased 3.4 percentage points to 17.6% from 14.2%.

•Cash provided by operating activities was $16.2 million, an increase of $26.4 million from cash used in operating activities of $10.2 million.

For the six months ended March 31, 2021 as compared to the six months ended March 31, 2020:

•Total revenue increased by $27.8 million, or 16.9%, to $192.3 million from $164.5 million.

•Operating margin increased 11.7 percentage points to 18.1% from 6.4%.

•Cash provided by operating activities was $27.0 million, an increase of $27.7 million from cash used in operating activities of $0.7 million.

Operating Results

The following table shows the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue:
License	$54,371	$44,622	$100,785	$85,389
Connected services	27,736	23,459	53,666	46,726
Professional services	16,555	18,742	37,854	32,413
Total revenues	98,662	86,823	192,305	164,528
Cost of revenue:
License	1,181	843	1,855	1,524
Connected services	6,839	8,876	13,852	17,551
Professional services	16,325	16,753	33,647	31,244
Amortization of intangible assets	1,879	2,258	3,758	4,345
Total cost of revenues	26,224	28,730	53,112	54,664
Gross profit	72,438	58,093	139,193	109,864
Operating expenses:
Research and development	28,864	21,346	52,995	44,857
Sales and marketing	9,555	7,706	18,563	15,649
General and administrative	12,956	10,712	25,390	22,195
Amortization of intangible assets	3,183	3,125	6,341	6,256
Restructuring and other costs, net	537	2,870	1,017	10,424
Total operating expenses	55,095	45,759	104,306	99,381
Income from operations	17,343	12,334	34,887	10,483
Interest income	16	244	34	525
Interest expense	(3,476)	(6,699)	(7,275)	(13,497)
Other income (expense), net	3,496	226	1,259	80
Income (loss) before income taxes	17,379	6,105	28,905	(2,409)
Provision for (benefit from) income taxes	6,216	(6,707)	(3,199)	(3,938)
Net income	$11,163	$12,812	$32,104	$1,529

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

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2021	% of Total	2020	% of Total	2021 vs. 2020
License	$54,371	55.1%	$44,622	51.4%	21.8%
Connected services	27,736	28.1%	23,459	27.0%	18.2%
Professional services	16,555	16.8%	18,742	21.6%	(11.7)%
Total revenues	$98,662		$86,823		13.6%

Total revenues for the three months ended March 31, 2021 were $98.7 million, an increase of $11.9 million, or 13.6%, from $86.8 million for the three months ended March 31, 2020. The increase in revenues was driven by increases in licensing revenues and increased demand for our connected services.

License Revenue

License revenue for the three months ended March 31, 2021 was $54.4 million, an increase of $9.8 million, or 21.8%, from $44.6 million for the three months ended March 31, 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenues, license revenue increased by 3.7 percentage points from 51.4% for the three months ended March 31, 2020 to 55.1% for the three months ended March 31, 2021. Currently, the global automotive industry is experiencing a semiconductor shortage. At this time, we are unable to predict the full extent this will have on our business, including our license revenue.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2021 was $27.7 million, an increase of $4.2 million, or 18.2%, from $23.5 million for the three months ended March 31, 2020. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue increased by 1.1 percentage point from 27.0% for the three months ended March 31, 2020 to 28.1% for the three months ended March 31, 2021.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2021 was $16.6 million, a decrease of $2.1 million, or 11.7%, from $18.7 million for the three months ended March 31, 2020. This decrease was primarily driven by the composition of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 4.8 percentage points from 21.6% for the three months ended March 31, 2020 to 16.8% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2021 and 2020 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2021	% of Total	2020	% of Total	2021 vs. 2020
License	$100,785	52.4%	$85,389	51.9%	18.0%
Connected services	53,666	27.9%	46,726	28.4%	14.9%
Professional services	37,854	19.7%	32,413	19.7%	16.8%
Total revenues	$192,305		$164,528		16.9%

Total revenues for the six months ended March 31, 2021 were $192.3 million, an increase of $27.8 million, or 16.9%, from $164.5 million for the six months ended March 31, 2020. The increase in revenues occurred across all product types.

License Revenue

License revenue for the six months ended March 31, 2021 was $100.8 million, an increase of $15.4 million, or 18.0%, from $85.4 million for the six months ended March 31, 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenues, license revenue increased by 0.5 percentage points from 51.9% for the six months ended March 31, 2020 to 52.4% for the six months ended March 31, 2021. Currently, the global automotive industry is experiencing a semiconductor shortage. At this time, we are unable to predict the full extent this will have on our business, including our license revenue.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2021 was $53.7 million, an increase of $7.0 million, or 14.9%, from $46.7 million for the six months ended March 31, 2020. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue decreased by 0.5 percentage point from 28.4% for the six months ended March 31, 2020 to 27.9% for the six months ended March 31, 2021.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2021 was $37.9 million, an increase of $5.5 million, or 16.8%, from $32.4 million for the six months ended March 31, 2020. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue was 19.7% for the six months ended March 31, 2020 and for the six months ended March 31, 2021.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
License	$1,181	$843	40.1%
Connected services	6,839	8,876	(22.9)%
Professional services	16,325	16,753	(2.6)%
Amortization of intangibles	1,879	2,258	(16.8)%
Total cost of revenues	$26,224	$28,730	(8.7)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
License	$53,190	$43,779	21.5%
Connected services	20,897	14,583	43.3%
Professional services	230	1,989	(88.4)%
Amortization of intangibles	(1,879)	(2,258)	16.8%
Total gross profit	$72,438	$58,093	24.7%

Total cost of revenues for the three months ended March 31, 2021 were $26.2 million, a decrease of $2.5 million, or 8.7%, from $28.7 million for the three months ended March 31, 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in total gross profit of $14.3 million, or 24.7%, from $58.1 million for the three months ended March 31, 2020 to $72.4 million for the three months ended March 31, 2021. The increase was primarily driven by our license and connected services solutions.

Cost of License Revenue

Cost of license revenue for the three months ended March 31, 2021 was $1.2 million, an increase of $0.4 million, or 40.1%, from $0.8 million for the three months ended March 31, 2020. Cost of license revenue increased due to increases in third-party royalty costs. As a percentage of total cost of revenues, cost of license revenue increased by 1.6 percentage points from 2.9% for the three months ended March 31, 2020 to 4.5% for the three months ended March 31, 2021.

License gross profit increased by $9.4 million, or 21.5%, for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020, primarily due to increases in license revenues on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2021 was $6.8 million, a decrease of $2.1 million, or 22.9%, from $8.9 million for the three months ended March 31, 2020. Cost of connected services revenue decreased primarily due to a $1.1 million decrease in third-party contractor costs, $0.8 million decrease in salary-related expenditures, $0.5 million decrease in depreciation costs, $0.4 million decrease in our cloud infrastructure costs, and $0.3 million decrease in travel-related expenditures. These decreases were partly offset by a $1.3 million increase in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of connected service revenue decreased by 4.8 percentage points from 30.9% for the three months ended March 31, 2020 to 26.1% for the three months ended March 31, 2021.

Connected services gross profit increased $6.3 million, or 43.3%, from $14.6 million for the three months ended March 31, 2020 to $20.9 million for the three months ended March 31, 2021, driven by continued revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2021 was $16.3 million, a decrease of $0.5 million, or 2.6%, from $16.8 million for the three months ended March 31, 2020. Cost of professional services revenue decreased primarily due to a $1.4 million decrease in third-party contractor costs. The decrease was partly offset by a $0.7 million increase in stock-based compensation. As a percentage of total cost of revenues, cost of professional services revenue increased by 4.0 percentage points from 58.3% for the three months ended March 31, 2020 to 62.3% for the three months ended March 31, 2021.

Professional services gross profit decreased $1.8 million, or 88.4%, from $2.0 million for the three months ended March 31, 2020 to $0.2 million for the three months ended March 31, 2021, which was due to the decline in professional services revenues on relatively flat costs.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
License	$1,855	$1,524	21.7%
Connected services	13,852	17,551	(21.1)%
Professional services	33,647	31,244	7.7%
Amortization of intangibles	3,758	4,345	(13.5)%
Total cost of revenues	$53,112	$54,664	(2.8)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
License	$98,930	$83,865	18.0%
Connected services	39,814	29,175	36.5%
Professional services	4,207	1,169	259.9%
Amortization of intangibles	(3,758)	(4,345)	13.5%
Total gross profit	$139,193	$109,864	26.7%

Total cost of revenues for the six months ended March 31, 2021 were $53.1 million, a decrease of $1.6 million, or 2.8%, from $54.7 million for the six months ended March 31, 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in total gross profit of $29.3 million, or 26.7%, from $109.9 million for the six months ended March 31, 2020 to $139.2 million for the six months ended March 31, 2021. The increase was primarily driven by our license and connected service solutions.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2021 was $1.9 million, an increase of $0.4 million, or 21.7%, from $1.5 million for the six months ended March 31, 2020. Cost of license revenue increased due to increases in third-party royalty costs. As a percentage of total cost of revenues, cost of license revenue increased by 0.7 percentage points from 2.8% for the six months ended March 31, 2020 to 3.5% for the six months ended March 31, 2021.

License gross profit increased by $15.1 million, or 18.0%, for the six months ended March 31, 2021 when compared to the six months ended March 31, 2020, primarily due to increases in license revenue on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2021 was $13.9 million, a decrease of $3.7 million, or 21.1%, from $17.6 million for the six months ended March 31, 2020. Cost of connected services revenue decreased primarily due to a $1.5 million decrease in third-party contractor costs, $1.3 million decrease in salary-related expenditures, $0.9 million decrease in cloud infrastructure costs, $0.9 million decrease in depreciation costs, and $0.4 million decrease in travel-related expenditures. These decreases were partially offset by a $1.1 million increase in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of connected service revenue decreased by 6.0 percentage points from 32.1% for the six months ended March 31, 2020 to 26.1% for the six months ended March 31, 2021.

Connected services gross profit increased $10.6 million, or 36.5%, from $29.2 million for the six months ended March 31, 2020 to $39.8 million for the six months ended March 31, 2021, driven by continued revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2021 was $33.6 million, an increase of $2.4 million, or 7.7%, from $31.2 million for the six months ended March 31, 2020. Cost of professional services revenue increased primarily due to a $2.2 million increase in project labor costs and $1.2 million increase in stock-based compensation. The increase was partly offset by a $1.0 million decrease in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 6.2 percentage points from 57.2% for the six months ended March 31, 2020 to 63.4% for the six months ended March 31, 2021.

Professional services gross profit increased $3.0 million, or 259.9%, from $1.2 million for the six months ended March 31, 2020 to $4.2 million for the six months ended March 31, 2021, due to the growth in professional services revenues in relation to increasing costs.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Research and development	$28,864	$21,346	35.2%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2021 were $28.9 million, an increase of $7.6 million, or 35.2%, from $21.3 million for the three months ended March 31, 2020. The increase in R&D expenses was primarily attributable to a $3.5 million increase in salary-related expenditures, $2.5 million increase in stock-based compensation, and $1.7 million increase in third party contractor costs, $1.0 million reduction in labor allocated to support our customer projects. The increase was partly offset by $1.4 million of capitalized cost associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 5.8 percentage points from 46.6% for the three months ended March 31, 2020 to 52.4% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Research and development	$52,995	$44,857	18.1%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2021 were $53.0 million, an increase of $8.1 million, or 18.1%, from $44.9 million for the six months ended March 31, 2020. The increase in R&D expenses was primarily attributable to a $3.6 million increase in salary-related expenditures, $3.7 million increase in stock-based compensation, and $2.9 million increase in third-party contractor costs. The increase was partly offset by $2.7 million of capitalized cost associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 5.7 percentage points from 45.1% for the six months ended March 31, 2020 to 50.8% for the six months ended March 31, 2021.

Sales & Marketing Expenses

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$9,555	$7,706	24.0%

Sales and marketing expenses for the three months ended March 31, 2021 were $9.6 million, an increase of $1.9 million, or 24.0%, from $7.7 million for the three months ended March 31, 2020. The increase in sales and marketing expenses was primarily attributable to $1.2 million increase related to stock-based compensation, $0.8 million related to salary-related expenses, and $0.4 million related to commission expenses. The increase was partly offset by a reduction of $0.9 million in marketing spending and $0.3 million in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, sales and marketing expenses increased by 0.5 percentage points from 16.8% for the three months ended March 31, 2020 to 17.3% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$18,563	$15,649	18.6%

Sales and marketing expenses for the six months ended March 31, 2021 were $18.6 million, an increase of $3.0 million, or 18.6%, from $15.6 million for the six months ended March 31, 2020. The increase in sales and marketing expenses was primarily attributable to $2.2 million increase related to stock-based compensation, $1.9 million increase related to salary-related expenses, and $0.3 million related to commission expenses. The increase was partly offset by a reduction of $1.2 million in marketing spending and $0.7 million in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, sales and marketing expenses increased by 2.1 percentage points from 15.7% for the six months ended March 31, 2020 to 17.8% for the six months ended March 31, 2021.

General & Administrative Expenses

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$12,956	$10,712	20.9%

General and administrative expenses for the three months ended March 31, 2021 were $13.0 million, an increase of $2.3 million, or 20.9%, from $10.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to $2.9 million increase in stock-based compensation. The increase was partly offset by a $0.3 million decrease in third-party contractor costs and $0.3 million decrease in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, general and administrative expenses increased by 0.1 percentage points from 23.4% for the three months ended March 31, 2020 to 23.5% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$25,390	$22,195	14.4%

General and administrative expenses for the six months ended March 31, 2021 were $25.4 million, an increase of $3.2 million, or 14.4%, from $22.2 million for the six months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to $4.7 million increase in stock-based compensation. The increase was partly offset by a $1.2 million decrease in third-party contractor costs and $0.6 million decrease in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, general and administrative expenses increased by 2.0 percentage points from 22.3% for the six months ended March 31, 2020 to 24.3% for the six months ended March 31, 2021.

Amortization of Intangible Assets

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Cost of revenues	$1,879	$2,258	(16.8)%
Operating expense	3,183	3,125	1.9%
Total amortization	$5,062	$5,383	(6.0)%

Intangible asset amortization for the three months ended March 31, 2021 was $5.1 million, a decrease of $0.3 million, or 6.0%, from $5.4 million for the three months ended March 31, 2020. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.7 percentage point from 7.9% for the three months ended March 31, 2020 to 7.2% for the three months ended March 31, 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.0 percentage points from 6.8% for the three months ended March 31, 2020 as compared to 5.8% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Cost of revenues	$3,758	$4,345	(13.5)%
Operating expense	6,341	6,256	1.4%
Total amortization	$10,099	$10,601	(4.7)%

Intangible asset amortization for the six months ended March 31, 2021 was $10.1 million, a decrease of $0.5 million, or 4.7%, from $10.6 million for the six months ended March 31, 2020. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.8 percentage point from 7.9% for the six months ended March 31, 2020 to 7.1% for the six months ended March 31, 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.2 percentage points from 6.3% for the six months ended March 31, 2020 as compared to 6.1% for the six months ended March 31, 2021.

Restructuring and Other Costs, Net

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Restructuring and other costs, net	$537	$2,870	(81.3)%

Restructuring and other costs, net for the three months ended March 31, 2021 were $0.5 million, a decrease of $2.4 million, or 81.3%, from $2.9 million for the three months ended March 31, 2020. The decrease in restructuring and other costs, net was primarily attributed to a $2.5 million decrease in expenditures to establish the Cerence business as a standalone public company. As a percentage of total operating expenses, restructuring and other costs, net decreased by 5.3 percentage points from 6.3% for the three months ended March 31, 2020 to 1.0% for the three months ended March 31, 2021.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Restructuring and other costs, net	$1,017	$10,424	(90.2)%

Restructuring and other costs, net for the six months ended March 31, 2021 were $1.0 million, a decrease of $9.4 million, or 90.2%, from $10.4 million for the six months ended March 31, 2020. The decrease in restructuring and other costs, net was primarily attributed to a $9.2 million decrease in expenditures to establish the Cerence business as a standalone public company. As a percentage of total operating expenses, restructuring and other costs, net decreased by 9.5 percentage points from 10.5% for the six months ended March 31, 2020 to 1.0% for the six months ended March 31, 2021.

Total Other Income (Expense), Net

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Interest income	$16	$244	(93.4)%
Interest expense	(3,476)	(6,699)	(48.1)%
Other income (expense), net	3,496	226	1446.9%
Total other income (expense), net	$36	$(6,229)	(100.6)%

Total other income (expense), net for the three months ended March 31, 2021 was income of $0.04 million, a decrease of $6.3 million from $6.2 million of expense for the three months ended March 31, 2020. The decrease in interest expense from the prior year was primarily attributable to lower applicable interest rates related to our outstanding borrowing obligations during the three months ended March 31, 2021. For further information, see “Liquidity and Capital Resources” below. The change in other income (expense), net was primarily attributable to foreign exchange gains from the strengthening of the U.S. dollar against the Euro.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Interest income	$34	$525	(93.5)%
Interest expense	(7,275)	(13,497)	(46.1)%
Other income (expense), net	1,259	80	1473.8%
Total other expense, net	$(5,982)	$(12,892)	(53.6)%

Total other expense, net for the six months ended March 31, 2021 was expense of $6.0 million, a decrease of $6.9 million from $12.9 million of expense for the six months ended March 31, 2020. The decrease in interest expense from the prior year was primarily attributable to lower applicable interest rates related to our outstanding borrowing obligations during the six months ended March 31, 2021. For further information, see “Liquidity and Capital Resources” below. The change in other income (expense), net was primarily attributable to foreign exchange gains from the strengthening of the U.S. dollar against the Euro.

Provision for (benefit from) Income Taxes

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Provision for (benefit from) income taxes	$6,216	$(6,707)	(192.7)%
Effective income tax rate%	35.8%	(109.9)%

Our effective income tax rate for the three months ended March 31, 2021 was 35.8%, compared to negative 109.9% for the three months ended March 31, 2020. Consequently, our provision for income taxes for the three months ended March 31, 2021 was $6.2 million, a net change of $12.9 million from a benefit from income taxes of $6.7 million for the three months ended March 31, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, non-deductible compensation expenses, and an excess tax benefit of approximately $1.0 million relating to stock-based compensation.

Six Months Ended March 31, 2021 Compared with Six Months Ended March 31, 2020

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Benefit from income taxes	$(3,199)	$(3,938)	(18.8)%
Effective income tax rate%	(11.1)%	163.5%

Our effective income tax rate for the six months ended March 31, 2021 was negative 11.1%, compared to 163.5% for the six months ended March 31, 2020. Consequently, our benefit from income taxes for the six months ended March 31, 2021 was $3.2 million, a net change of $0.7 million from a benefit from income taxes of $3.9 million for the six months ended March 31, 2020. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $3.6 million tax benefit related to stock-based compensation in that period. This compares to a $5.0 million tax benefit realized during the six months ended March 31, 2020, which was the result of a previous change to the Netherlands enacted tax rate.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. As of March 31, 2021, net working capital of our business, excluding current deferred revenue and deferred cost, was $176.1 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $119.5 million of cash and cash equivalents as of March 31, 2021, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ending September 30, 2021.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.  Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, reducing operating costs by delaying research and development programs, conducting a workforce reduction, and substantially reducing discretionary spending. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2021 was as follows (dollars in thousands):

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Contractual interest expense	$1,294	$2,616
Amortization of debt discount	863	1,731
Amortization of issuance costs	217	435
Total interest expense related to the Notes	$2,374	$4,782

The conditional conversion feature of the Notes was triggered in the six months ended March 31, 2021, and the Notes were convertible during the fiscal quarter ending on March 31, 2021. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, in connection with our effort to refinance our existing indebtedness, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered the Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2021, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three and six months ended March 31, 2021 was $1.0 million and $2.4 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of March 31, 2021, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2021 and 2020, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2021	2020	2021 vs. 2020
Net cash provided by (used in) operating activities	$27,009	$(735)	(3774.7)%
Net cash used in investing activities	(13,847)	(10,145)	36.5%
Net cash (used in) provided by financing activities	(31,039)	106,376	(129.2)%
Effect of foreign currency exchange rates on cash and cash equivalents	1,356	88	1440.9%
Net changes in cash and cash equivalents	$(16,521)	$95,584	(117.3)%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2021 was $27.0 million, a net increase of $27.7 million, or 3774.7%, from net cash used in operating activities of $0.7 million for the six months ended March 31, 2020. The net increase in cash provided by operating activities was primarily due to:

•	An increase of $37.3 million from income before non-cash charges;
•

An increase of $3.3 million due to favorable changes in working capital primarily related to cash inflows from accounts receivable offset by cash outflows from accrued expenses and other liabilities; and

•	A decrease of $12.8 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended March 31, 2021 was $13.8 million, an increase in cash used of $3.7 million, or 36.5%, from $10.1 million for the six months ended March 31, 2020. The increase in cash outflows were driven by:

•	$6.4 million net purchase of marketable securities for the six months ended March 31, 2021;
•	$2.6 million paid in connection with equity investments during the six months ended March 31, 2021; and
•	A decrease of $5.0 million in capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended March 31, 2021 was $31.0 million, a net change of $137.4 million, from cash provided by financing activities of $106.4 million for the six months ended March 31, 2020. The change in cashflows were primarily due to:

•	$249.7 million proceeds from the issuance of long-term debt during the first quarter of fiscal year 2020;
•	$153.0 million distribution paid to Nuance related to our Spin-Off during the first quarter of fiscal year 2020; and
•	$32.2 million payment of tax related withholdings due to the net settlement of equity awards during the six months ended March 31, 2021.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of March 31, 2021 (dollars in thousands):

	Contractual Payments Due by Period
Contractual Obligations	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (1)	2,630	10,493	8,768	-	21,891
Senior Credit Facilities	3,125	17,188	100,000	-	120,313
Interest payable on Senior Credit Facilities (2)	1,695	6,271	3,901	-	11,867
Operating leases	3,542	10,249	5,998	2,998	22,787
Financing leases	330	834	675	14	1,853
Total contractual cash obligations	$11,322	$45,035	$294,342	$3,012	$353,711

(1)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of March 31, 2021.
(2)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.

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

We believe that our critical accounting policies and estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies” and below.

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

On March 31, 2021, we concluded that no goodwill impairment indicators were present.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect our operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities, and through the use of derivative financial instruments.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $55.6 million at March 31, 2021. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $4.9 million at March 31, 2021. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At March 31, 2021, we held approximately $119.5 million of cash and cash equivalents consisting of cash and money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds classified as cash and cash equivalents would increase by $0.8 million per annum, based on March 31, 2021 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of March 31, 2021, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Cerence Inc.

Date: May 10, 2021	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)