Form 10-Q
period 2021-06-30
Cerence Inc.
filed 2021-08-09
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 38,006,493 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	the continuation of the semiconductor shortage being experienced by the automotive industry;
•	the highly competitive and rapidly changing market in which we operate;
•	our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	our strategy to increase cloud services and fluctuations in our operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	interruptions or delays in our services or services from data center hosting facilities or public clouds;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	impairment of our goodwill and other intangible assets;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive corrections or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	our inability to successfully introduce new products, applications or services;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•	restrictions on our current and future operations under the terms of our debt and the use of cash to service our debt; and
•	certain factors discussed elsewhere in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues:
License	$49,980	$32,454	$150,765	$117,843
Connected services	30,283	25,383	83,949	72,109
Professional services	16,538	17,360	54,392	49,773
Total revenues	96,801	75,197	289,106	239,725
Cost of revenues:
License	863	820	2,718	2,344
Connected services	6,108	7,191	19,960	24,742
Professional services	14,985	17,529	48,632	48,773
Amortization of intangible assets	1,879	2,063	5,637	6,408
Total cost of revenues	23,835	27,603	76,947	82,267
Gross profit	72,966	47,594	212,159	157,458
Operating expenses:
Research and development	30,370	22,041	83,365	66,898
Sales and marketing	9,534	9,180	28,097	24,829
General and administrative	13,173	14,261	38,563	36,456
Amortization of intangible assets	3,180	3,120	9,521	9,376
Restructuring and other costs, net	1,760	3,301	2,777	13,725
Total operating expenses	58,017	51,903	162,323	151,284
Income (loss) from operations	14,949	(4,309)	49,836	6,174
Interest income	34	38	68	563
Interest expense	(3,294)	(5,546)	(10,569)	(19,043)
Other income (expense), net	173	(20,446)	1,432	(20,366)
Income (loss) before income taxes	11,862	(30,263)	40,767	(32,672)
Provision for (benefit from) income taxes	6,064	(2,211)	2,865	(6,149)
Net income (loss)	$5,798	$(28,052)	$37,902	$(26,523)
Net income (loss) per share:
Basic	$0.15	$(0.77)	$1.01	$(0.73)
Diluted	$0.15	$(0.77)	$0.97	$(0.73)
Weighted-average common share outstanding:
Basic	37,825	36,509	37,664	36,315
Diluted	39,296	36,509	39,135	36,315

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$5,798	$(28,052)	$37,902	$(26,523)
Other comprehensive income:
Foreign currency translation adjustments	3,937	6,382	5,786	4,002
Pension adjustments, net	22	16	96	1,032
Net unrealized loss on available-for-sale securities	(14)	—	(14)	—
Total other comprehensive income	3,945	6,398	5,868	5,034
Comprehensive income (loss)	$9,743	$(21,654)	$43,770	$(21,489)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,840	$136,067
Marketable securities	29,100	11,662
Accounts receivable, net of allowances of $404 and $1,394	53,141	50,900
Deferred costs	7,330	7,256
Prepaid expenses and other current assets	61,328	44,220
Total current assets	271,739	250,105
Long-term marketable securities	7,348	-
Property and equipment, net	30,723	29,529
Deferred costs	33,446	38,161
Operating lease right of use assets	16,837	20,096
Goodwill	1,132,897	1,128,198
Intangible assets, net	30,618	45,616
Deferred tax assets	165,077	160,974
Other assets	20,354	14,938
Total assets	$1,709,039	$1,687,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,187	$8,447
Deferred revenue	84,993	112,156
Short-term operating lease liabilities	5,497	5,700
Short-term debt	6,250	6,250
Accrued expenses and other current liabilities	60,955	66,078
Total current liabilities	168,882	198,631
Long-term debt	265,372	266,872
Deferred revenue, net of current portion	204,790	212,573
Long-term operating lease liabilities	13,157	17,821
Other liabilities	34,989	31,649
Total liabilities	687,190	727,546
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 37,828 shares issued and outstanding as of June 30, 2021; 36,842 shares issued and outstanding as of September 30, 2020.	379	369
Accumulated other comprehensive income	9,579	3,711
Additional paid-in capital	992,305	974,307
Retained earnings (accumulated deficit)	19,586	(18,316)
Total stockholders' equity	1,021,849	960,071
Total liabilities and stockholders' equity	$1,709,039	$1,687,617

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$-	$5,634	$1,003,441
Net income	-	-	-	5,798	-	-	5,798
Other comprehensive income	-	-	-	-	-	3,945	3,945
Issuance of common stock	51	-	1,637	-	-	-	1,637
Stock withheld to cover tax withholdings requirements upon stock vesting	(3)	-	(1,889)	-	-	-	(1,889)
Stock-based compensation	-	-	8,917	-	-	-	8,917
Balance at June 30, 2021	37,828	$379	$992,305	$19,586	$—	$9,579	$1,021,849

Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	36,458	$365	$949,916	$1,529	$-	$(14,635)	$937,175
Net loss	-	-	-	(28,052)	-	-	(28,052)
Other comprehensive income	-	-	-	-	-	6,398	6,398
Issuance of common stock	96	1	-	-	-	-	1
Stock withheld to cover tax withholdings requirements upon stock vesting	(34)	-	(696)	-	-	-	(696)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $629)			14,369				14,369
Stock-based compensation	-	-	10,423	-	-	-	10,423
Balance at June 30, 2020	36,520	$366	$974,012	$(26,523)	$-	$(8,237)	$939,618

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Nine Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(18,316)	$—	$3,711	$960,071
Net income	-	-	-	37,902	-	-	37,902
Other comprehensive income	-	-	-	-	-	5,868	5,868
Issuance of common stock	1,441	14	6,668	-	-	-	6,682
Stock withheld to cover tax withholdings requirements upon stock vesting	(455)	(4)	(34,085)	-	-	-	(34,089)
Stock-based compensation	-	-	45,415	-	-	-	45,415
Balance at June 30, 2021	37,828	$379	$992,305	$19,586	$—	$9,579	$1,021,849

Nine Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Net Parent Investment	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2019	-	$-	$-	$-	$1,097,127	$(28,999)	$1,068,128
Net loss	-	-	-	(26,523)	-	-	(26,523)
Other comprehensive income	-	-	-	-	-	5,034	5,034
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(4,275)	15,728	11,453
Reclassification of net parent investment in Cerence	-	-	939,874	-	(939,874)	-	—
Issuance of common stock at separation	36,391	364	(364)	-	-	-	—
Issuance of common stock	207	2	-	-	-	-	2
Stock withheld to cover tax withholdings requirements upon stock vesting	(78)	(0)	(1,615)	-	-	-	(1,615)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $629)			14,369				14,369
Stock-based compensation	-	-	21,748	-	-	-	21,748
Balance at June 30, 2020	36,520	$366	$974,012	$(26,523)	$—	$(8,237)	$939,618

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$37,902	$(26,523)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	22,276	22,704
(Benefit from) provision for credit loss reserve	(412)	525
Stock-based compensation	42,179	32,954
Non-cash interest expense	3,730	4,025
Loss on debt extinguishment	—	19,279
Deferred tax benefit	(3,812)	(12,535)
Other	(1,590)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,698)	3,164
Prepaid expenses and other assets	(17,065)	(21,328)
Deferred costs	5,078	(749)
Accounts payable	2,906	(170)
Accrued expenses and other liabilities	(4,026)	19,283
Deferred revenue	(34,400)	(22,052)
Net cash provided by operating activities	51,068	18,577
Cash flows from investing activities:
Capital expenditures	(8,055)	(16,075)
Purchases of marketable securities	(33,800)	—
Sale and maturities of marketable securities	9,000	—
Payments for equity investments	(2,563)	—
Other investing activities	702	—
Net cash used in investing activities	(34,716)	(16,075)
Cash flows from financing activities:
Net transaction with Parent	—	12,964
Distribution to Parent	—	(152,978)
Proceeds from long-term debt, net of discount	—	547,719
Payments for long-term debt issuance costs	(520)	(5,765)
Principal payments of long-term debt	(4,689)	(270,000)
Common stock repurchases for tax withholdings for net settlement of equity awards	(34,089)	(1,613)
Principal payment of lease liabilities arising from a finance lease	(326)	(96)
Proceeds from the issuance of common stock	6,682	—
Net cash (used in) provided by financing activities	(32,942)	130,231
Effects of exchange rate changes on cash and cash equivalents	1,363	111
Net change in cash and cash equivalents	(15,227)	132,844
Cash and cash equivalents at beginning of period	136,067	—
Cash and cash equivalents at end of period	$120,840	$132,844
Supplemental information:
Cash paid for income taxes	$1,946	$931
Cash paid for interest	$8,817	$14,344

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

COVID-19 Update

In March 2020, the World Health Organization characterized COVID-19 as a pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing.

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. As of June 30, 2021, the estimated fair value of our money-market funds was $56.2 million. We estimated the fair value of our money-market funds from quoted prices for identical assets in active markets on the last trading day of the reporting period (Level 1).

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Three customers accounted for 19.3%, 11.6%, and 10.3% of our Accounts receivable, net balance at June 30, 2021. Two customers accounted for 14.8% and 10.9% of our Accounts receivable, net balance at September 30, 2020.

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

(a) Performance Obligations

Licenses

Embedded software and technology licenses operate without access to the external networks and information. Embedded licenses sold with non-distinct professional services to customize and/or integrate the underlying software and technology are accounted for as a combined performance obligation. Revenue from the combined performance obligation is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours.

Revenue from distinct embedded software and technology licenses, which do not require professional services to customize and/or integrate the software license, is recognized at the point in time when the software and technology is made available to the customer and control is transferred. For income statement presentation purposes, we separate distinct embedded license revenue from professional services revenue based on their relative SSPs.

Revenue from embedded software and technology licenses sold on a royalty basis, where the license of non-exclusive intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with ASC 606-10-55-65(A).

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

Our connected service arrangements generally include services to develop, customize, and stand-up applications for each customer. In determining whether these services are distinct, we consider dependence of the cloud service on the up-front development and stand-up, as well as availability of the services from other vendors. We have concluded that the up-front development, stand-up and customization services are not distinct performance obligations, and as such, revenue for these activities is recognized over the period during which the cloud-connected services are provided, and is included within connected services revenue. There can be instances where the customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. For such arrangements, the performance obligation of the license is completed at a point in time once the customer takes possession of the software.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues:
United States	$31,632	$27,969	$100,507	$99,907
Other Americas	37	8	105	16
Germany	24,519	21,082	81,230	61,401
Other Europe, Middle East and Africa	10,574	6,868	27,239	20,093
Japan	19,032	11,727	45,484	38,656
Other Asia-Pacific	11,007	7,543	34,541	19,652
Total net revenues	$96,801	$75,197	$289,106	$239,725

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to two customers accounted for $19.3 million, or 20.0%, and $12.7 million, or 13.1%, of revenues for the three months ended June 30, 2021. Revenues relating to two customers accounted for $54.5 million, or 18.8%, and $37.4 million, or 12.9%, of revenues for the nine months ended June 30, 2021. Revenues relating to three customers accounted for $19.2 million, or 25.6%, $8.0 million, or 10.6%, and $7.8 million, or 10.4%, of revenues for the three months ended June 30, 2020. Revenues relating to one customer accounted for $56.4 million, or 23.5%, of revenues for the nine months ended June 30, 2020.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets, and in other assets, respectively. As of June 30, 2021, we had $6.1 million of contract acquisition costs. We had amortization expense of $0.6 million and $0.3 million related to these costs during the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $0.9 million for the nine months ended June 30, 2021 and 2020, respectively. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of June 30, 2021, we had $40.8 million of capitalized contract costs.

We had amortization expense of $3.0 million and $4.0 million related to these costs during the three months ended June 30, 2021 and 2020, respectively, and $10.5 million and $9.3 million for the nine months ended June 30, 2021 and 2020, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2020	$30,277
Revenues recognized but not billed	58,161
Amounts reclassified to accounts receivable, net	(39,794)
Balance as of June 30, 2021	$48,644
Less: allowance for credit losses	(496)
Balance as of June 30, 2021, net	$48,148

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2020	$324,729
Amounts billed but not recognized	80,683
Revenue recognized	(115,629)
Balance as of June 30, 2021	$289,783

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2021 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$138,003	$175,677	$21,959	$335,639

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

The dilutive effect of the Notes (as defined in Note 15) is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding. The shares of common stock underlying the conversion option of our Notes were not included in the calculation of diluted income per share for the three and nine months ended June 30, 2021.

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2021	2020	2021	2020

Numerator:
Net income (loss) - basic and diluted	$5,798	$(28,052)	$37,902	$(26,523)

Denominator:
Weighted average common shares outstanding - basic	37,825	36,509	37,664	36,315
Dilutive effect of restricted stock awards	1,471	-	1,471	-
Weighted average common shares outstanding - diluted	39,296	36,509	39,135	36,315

Net income (loss) per common share:
Basic	$0.15	$(0.77)	$1.01	$(0.73)
Diluted	$0.15	$(0.77)	$0.97	$(0.73)

We exclude weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2021	2020	2021	2020
Restricted stock unit awards	-	1,531	-	828
Contingently issuable stock awards	-	77	-	26
Conversion option of our Notes	4,677	1,439	4,677	480

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$56,229	$56,229	$-
Level 2:
Commercial paper, $23,730 at cost (a) (b)	23,730	7,999	15,731
Corporate bonds, $25,734 at cost (a) (b)	25,719	5,002	20,717
Total assets	$105,678	$69,230	$36,448

	September 30, 2020
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$101,437	$101,437	$-
Level 2:
Commercial paper, $9,883 at cost (a) (b)	9,883	-	9,883
Corporate bonds, $1,780 at cost (a) (b)	1,779	-	1,779
Total assets	$113,099	$101,437	$11,662

(a)	Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

Commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Condensed Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

During the three and nine months ended June 30, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive income. During the three and nine months ended June 30, 2020, we did not possess any marketable securities.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Derivative financial instruments are recognized at fair value and are classified within Level 2 of the fair value hierarchy. See Note 6 – Derivative Financial Instruments for additional details.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2021 and September 30, 2020, the estimated fair value of our Notes was $521.5 million and $271.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 15) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

During the second quarter of fiscal 2021, we made a non-controlling equity investment in a privately held company. We evaluated the equity investment under the voting model and concluded consolidation was not applicable. We accounted for the investment by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. We hold $2.6 million of investments without readily determinable fair values as of June 30, 2021. The investment is included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investment resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At June 30, 2021, the total notional amount of forward contracts was $61.8 million. At June 30, 2021, the weighted-average remaining maturity of these instruments was approximately 11.9 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2021 and September 30, 2020 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,300	$-
Foreign currency forward contracts	Other assets	428	-
Foreign currency forward contracts	Accrued expenses and other current liabilities	32	-
Foreign currency forward contracts	Other liabilities	$56	$-

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three and nine months ended June 30, 2021 and 2020 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended		Nine Months Ended
Derivatives not designated as hedges	Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign currency forward contracts	Other income (expense), net	$649	$-	$2,419	$-

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

The change in the allowance for credit losses for the nine months ended June 30, 2021 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$(1,394)
Current period recovery for expected credit losses	521
Write-offs charged against the allowance for expected credit losses	(109)
Foreign exchange impact on ending balance	82
Balance as of June 30, 2021	$(900)

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

On June 30, 2021, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2021 are as follows (dollars in thousands):

Total
Balance as of September 30, 2020	$1,128,198
Effect of foreign currency translation	4,699
Balance as of June 30, 2021	$1,132,897

(b) Intangible Assets, Net

As of June 30, 2021, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$111,403	$(86,165)	$25,238	2.4
Technology and patents	91,142	(85,762)	5,380	1.0
Total	$202,545	$(171,927)	$30,618

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,512	$(75,915)	$34,597	3.0
Technology and patents	90,658	(79,639)	11,019	1.6
Total	$201,170	$(155,554)	$45,616

Amortization expense related to intangible assets in the aggregate was $5.1 million and $5.2 million for the three months ended June 30, 2021 and 2020, respectively, and $15.2 million and $15.8 million for the nine months ended June 30, 2021 and 2020, respectively. We expect amortization of intangible assets to be approximately $5.0 million for the remainder of fiscal year 2021.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2021 and September 30, 2020:

	June 30, 2021	September 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	50.5	55.9
Finance leases	50.1	55.8
Weighted-average discount rate:
Operating leases	6.8%	7.4%
Finance leases	4.4%	4.4%

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within Cost of revenues, Research and development, Sales and marketing, and General and administrative lines on the Condensed Consolidated Statements of Operations. For financing leases, amortization of the finance right-of-use assets is included within Research and development, Sales and marketing, and General and administrative lines on the Condensed Consolidated Statements of Operations, and interest expense is included within Interest expense.

The following table presents lease expense for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Finance lease costs:
Amortization of right of use asset	$87	$33	$301	$102
Interest on lease liability	16	1	48	3
Operating lease cost	1,885	2,209	5,825	6,059
Variable lease cost	801	347	1,271	1,021
Sublease income	(53)	(47)	(157)	(157)
Total lease cost	$2,736	$2,543	$7,288	$7,028

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended June 30, 2021 and 2020, cash payments related to operating leases were $1.8 million and $2.1 million, respectively, and $5.9 million and $5.7 million for the nine months ended June 30, 2021 and 2020, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three and nine months ended June 30, 2021, cash payments related to financing leases were $0.1 million and $0.3 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended June 30, 2020, cash payments related to financing leases were immaterial. For the nine months ended June 30, 2020, cash payments related to financing leases were $0.1 million, of which an immaterial amount was related to the interest portion of the lease liability.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2021 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2021 (excluding nine months ended June 30, 2021)	$1,830	$118	$1,948
2022	6,250	469	6,719
2023	4,145	469	4,614
2024	3,800	417	4,217
2025	2,351	362	2,713
Thereafter	3,125	53	3,178
Total future minimum lease payments	$21,501	$1,888	$23,389
Less effects of discounting	(2,847)	(131)	(2,978)
Total lease liabilities	$18,654	$1,757	$20,411
Reported as of June 30, 2021
Short-term lease liabilities	$5,497	$429	$5,926
Long-term lease liabilities	13,157	1,328	14,485
Total lease liabilities	$18,654	$1,757	$20,411

Note 10. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2021	September 30, 2020

Compensation	$37,121	$37,960
Sales and other taxes payable	11,621	14,688
Professional fees	3,974	2,458
Cost of revenue related liabilities	3,946	3,683
Interest payable	622	2,703
Other	3,671	4,586
Total	$60,955	$66,078

Note 11. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2021 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2020	$764	$10	$774	$1,928	$2,702
Restructuring and other costs, net	381	1,012	1,393	1,384	2,777
Non-cash adjustments	—	2,749	2,749	—	2,749
Cash payments	(719)	(852)	(1,571)	(1,985)	(3,556)
Foreign exchange impact on ending balance	6	(45)	(39)	—	(39)
Balance at June 30, 2021	$432	$2,874	$3,306	$1,327	$4,633

The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Personnel	$—	$2,452	$381	$3,133
Facilities	447	—	1,012	—
Restructuring subtotal	447	2,452	1,393	3,133
Other	1,313	849	1,384	10,592
Restructuring and other costs, net	$1,760	$3,301	$2,777	$13,725

Fiscal Year 2021

For the three months ended June 30, 2021, we recorded restructuring charges of $1.8 million, which resulted from a $0.4 million charge resulting from the closure of facilities that will no longer be utilized and $1.3 million related to other one-time charges.

For the nine months ended June 30, 2021, we recorded restructuring charges of $2.8 million, which included a $0.4 million severance charge related to the elimination of personnel, $1.0 million charge resulting from the closure of facilities that will no longer be utilized, and $1.4 million related to other one-time charges.

Fiscal Year 2020

For the three months ended June 30, 2020, we recorded restructuring charges of $3.3 million, which included a $2.5 million severance charge related to the elimination of personnel, and $0.8 million related to costs incurred to establish the Cerence business as a standalone public company.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2021 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2020	2,042,918	771,387	2,814,305	$18.63
Granted	676,883	290,035	966,918	$61.32
Vested	(1,006,553)	(403,502)	(1,410,055)	$37.85
Forfeited	(22,844)	(2,287)	(25,131)	$45.21
Non-vested at June 30, 2021	1,690,404	655,633	2,346,037	$42.34	1.24	$250,322
Expected to vest			2,346,037	$42.34	1.24	$250,322

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of connected services	$165	$423	$937	$963
Cost of professional services	1,543	1,718	4,008	3,022
Research and development	4,774	5,001	13,377	9,924
Sales and marketing	2,774	3,223	8,351	6,589
General and administrative	5,454	7,060	15,506	12,456
	$14,710	$17,425	$42,179	$32,954

Note 13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2021, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2021 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 14. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Domestic	$4,895	$(37,511)	$19,139	$(42,187)
Foreign	6,967	7,248	21,628	9,515
Income (loss) before income taxes	$11,862	$(30,263)	$40,767	$(32,672)

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Domestic	$2,661	$(5,899)	$6,414	$(6,841)
Foreign	3,403	3,688	(3,549)	692
Provision for (benefit from) income taxes	$6,064	$(2,211)	$2,865	$(6,149)
Effective income tax rate	51.1%	7.3%	7.0%	18.8%

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

Our effective tax rate for the three months ended June 30, 2021 was 51.1% compared to 7.3% for the three months ended June 30, 2020. Consequently, our provision for income taxes for the three months ended June 30, 2021 was $6.1 million, a net change of $8.3 million from a benefit from income taxes of $2.2 million for the three months ended June 30, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, non-deductible compensation expenses.

Our effective tax rate for the nine months ended June 30, 2021 was 7.0% compared to 18.8% for the nine months ended June 30, 2020. Consequently, our provision for income taxes for the nine months ended June 30, 2021 was $2.9 million, a net change of $9.0 million from a benefit from income taxes of $6.1 million for the nine months ended June 30, 2020. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $3.9 million tax benefit related to stock-based compensation in the period. This compares to a $5.0 million tax benefit realized during the nine months ended June 30, 2020, which was the result of a previous change to the Netherlands enacted tax rate.

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

Note 15. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2021	September 30, 2020
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $15,929 and deferred issuance costs of $4,005 at June 30, 2021. Effective interest rate 6.29%.	$155,066	$151,791
Senior Credit Facilities, net of unamortized discount of $1,958 and deferred issuance costs of $236 at June 30, 2021. Effective interest rate 2.91%.	116,556	121,331
Total debt	$271,622	$273,122
Less: current portion	(6,250)	(6,250)
Total long-term debt	$265,372	$266,872

The following table summarizes the maturities of our borrowing obligations as of June 30, 2021 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2021	$—	$1,562	$1,562
2022	—	6,250	6,250
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$175,000	$118,750	$293,750
Less: unamortized discount and issuance costs	(19,934)	(2,194)	(22,128)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$155,066	$110,306	$265,372

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.

The conversion rate will initially be 26.7271 shares of our Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our Common Stock).

As of June 30, 2021, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,308	$431	$3,924	$431
Amortization of debt discount	886	276	2,617	276
Amortization of issuance costs	223	70	658	70
Total interest expense related to the Notes	$2,417	$777	$7,199	$777

The conditional conversion feature of the Notes was triggered during the nine months ended June 30, 2021, and the Notes were convertible during the fiscal quarter ended June 30, 2021, with no Notes being converted. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Convertible Senior Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2021, there were no amounts outstanding under the Revolving Facility.

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

The Amendment, among other things, revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.3 million, respectively, and $3.2 million and $0.3 million for the nine months ended June 30, 2021 and 2020, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of June 30, 2021, we were in compliance with all Credit Agreement covenants.

Note 16. Impact on Previously Issued Financial Statements for Immaterial Adjustments

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the Securities and Exchange Commission (“SEC”) on November 19, 2020. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, and trends in the global auto industry, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as updated by Part II, Item 1A of this Quarterly Report.

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

The condensed consolidated balance sheet data as of September 30, 2020 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2021.

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

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

•Total revenue increased by $21.6 million, or 28.7%, to $96.8 million from $75.2 million.

•Operating margin increased 21.1 percentage points to 15.4% from negative 5.7%.

•Cash provided by operating activities was $24.1 million, an increase of $4.8 million from cash provided by operating activities of $19.3 million.

For the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020:

•Total revenue increased by $49.4 million, or 20.6%, to $289.1 million from $239.7 million.

•Operating margin increased 14.6 percentage points to 17.2% from 2.6%.

•Cash provided by operating activities was $51.1 million, an increase of $32.5 million from cash provided by operating activities of $18.6 million.

Operating Results

The following table shows the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue:
License	$49,980	$32,454	$150,765	$117,843
Connected services	30,283	25,383	83,949	72,109
Professional services	16,538	17,360	54,392	49,773
Total revenues	96,801	75,197	289,106	239,725
Cost of revenue:
License	863	820	2,718	2,344
Connected services	6,108	7,191	19,960	24,742
Professional services	14,985	17,529	48,632	48,773
Amortization of intangible assets	1,879	2,063	5,637	6,408
Total cost of revenues	23,835	27,603	76,947	82,267
Gross profit	72,966	47,594	212,159	157,458
Operating expenses:
Research and development	30,370	22,041	83,365	66,898
Sales and marketing	9,534	9,180	28,097	24,829
General and administrative	13,173	14,261	38,563	36,456
Amortization of intangible assets	3,180	3,120	9,521	9,376
Restructuring and other costs, net	1,760	3,301	2,777	13,725
Total operating expenses	58,017	51,903	162,323	151,284
Income (loss) from operations	14,949	(4,309)	49,836	6,174
Interest income	34	38	68	563
Interest expense	(3,294)	(5,546)	(10,569)	(19,043)
Other income (expense), net	173	(20,446)	1,432	(20,366)
Income (loss) before income taxes	11,862	(30,263)	40,767	(32,672)
Provision for (benefit from) income taxes	6,064	(2,211)	2,865	(6,149)
Net income (loss)	$5,798	$(28,052)	$37,902	$(26,523)

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

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2021	% of Total	2020	% of Total	2021 vs. 2020
License	$49,980	51.6%	$32,454	43.1%	54.0%
Connected services	30,283	31.3%	25,383	33.8%	19.3%
Professional services	16,538	17.1%	17,360	23.1%	(4.7)%
Total revenues	$96,801		$75,197		28.7%

Total revenues for the three months ended June 30, 2021 were $96.8 million, an increase of $21.6 million, or 28.7%, from $75.2 million for the three months ended June 30, 2020. The increase in revenues was driven by increases in licensing revenues and increased demand for our connected services.

License Revenue

License revenue for the three months ended June 30, 2021 was $50.0 million, an increase of $17.5 million, or 54.0%, from $32.5 million for the three months ended June 30, 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenues, license revenue increased by 8.5 percentage points from 43.1% for the three months ended June 30, 2020 to 51.6% for the three months ended June 30, 2021. Currently, the global automotive industry is experiencing a semiconductor shortage. As of the date of this Quarterly Report, we are unable to predict the full extent this will have on our business, including our license revenue.

Connected Services Revenue

Connected services revenue for the three months ended June 30, 2021 was $30.3 million, an increase of $4.9 million, or 19.3%, from $25.4 million for the three months ended June 30, 2020. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue decreased by 2.5 percentage point from 33.8% for the three months ended June 30, 2020 to 31.3% for the three months ended June 30, 2021.

Professional Services Revenue

Professional service revenue for the three months ended June 30, 2021 was $16.5 million, a decrease of $0.9 million, or 4.7%, from $17.4 million for the three months ended June 30, 2020. This decrease was primarily driven by the composition of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 6.0 percentage points from 23.1% for the three months ended June 30, 2020 to 17.1% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2021	% of Total	2020	% of Total	2021 vs. 2020
License	$150,765	52.2%	$117,843	49.1%	27.9%
Connected services	83,949	29.0%	72,109	30.1%	16.4%
Professional services	54,392	18.8%	49,773	20.8%	9.3%
Total revenues	$289,106		$239,725		20.6%

Total revenues for the nine months ended June 30, 2021 were $289.1 million, an increase of $49.4 million, or 20.6%, from $239.7 million for the nine months ended June 30, 2020. The increase in revenues occurred across all product types.

License Revenue

License revenue for the nine months ended June 30, 2021 was $150.8 million, an increase of $33.0 million, or 27.9%, from $117.8 million for the nine months ended June 30, 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenues, license revenue increased by 3.1 percentage points from 49.1% for the nine months ended June 30, 2020 to 52.2% for the nine months ended June 30, 2021. Currently, the global automotive industry is experiencing a semiconductor shortage. As of the date of this Quarterly Report, we are unable to predict the full extent this will have on our business, including our license revenue.

Connected Services Revenue

Connected services revenue for the nine months ended June 30, 2021 was $83.9 million, an increase of $11.8 million, or 16.4%, from $72.1 million for the nine months ended June 30, 2020. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue decreased by 1.1 percentage point from 30.1% for the nine months ended June 30, 2020 to 29.0% for the nine months ended June 30, 2021.

Professional Services Revenue

Professional service revenue for the nine months ended June 30, 2021 was $54.4 million, an increase of $4.6 million, or 9.3%, from $49.8 million for the nine months ended June 30, 2020. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue decreased 2.0 percentage points from 20.8% for the nine months ended June 30, 2020 to 18.8% for the nine months ended June 30, 2021.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
License	$863	$820	5.2%
Connected services	6,108	7,191	(15.1)%
Professional services	14,985	17,529	(14.5)%
Amortization of intangibles	1,879	2,063	(8.9)%
Total cost of revenues	$23,835	$27,603	(13.7)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
License	$49,117	$31,634	55.3%
Connected services	24,175	18,192	32.9%
Professional services	1,553	(169)	(1018.9)%
Amortization of intangibles	(1,879)	(2,063)	8.9%
Total gross profit	$72,966	$47,594	53.3%

Total cost of revenues for the three months ended June 30, 2021 were $23.8 million, a decrease of $3.8 million, or 13.7%, from $27.6 million for the three months ended June 30, 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in total gross profit of $25.4 million, or 53.3%, from $47.6 million for the three months ended June 30, 2020 to $73.0 million for the three months ended June 30, 2021. The increase was primarily driven by our license and connected services solutions.

Cost of License Revenue

Cost of license revenue for the three months ended June 30, 2021 was $0.9 million, an increase of $0.1 million, or 5.2%, from $0.8 million for the three months ended June 30, 2020. Cost of license revenue increased due to increases in third-party royalty costs. As a percentage of total cost of revenues, cost of license revenue increased by 0.6 percentage points from 3.0% for the three months ended June 30, 2020 to 3.6% for the three months ended June 30, 2021.

License gross profit increased by $17.5 million, or 55.3%, for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020, primarily due to increases in license revenues on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended June 30, 2021 was $6.1 million, a decrease of $1.1 million, or 15.1%, from $7.2 million for the three months ended June 30, 2020. Cost of connected services revenue decreased primarily due to a $0.5 million decrease in depreciation costs, $0.3 million decrease in salary-related expenditures, and $0.1 million decrease in third-party contractor costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 0.5 percentage points from 26.1% for the three months ended June 30, 2020 to 25.6% for the three months ended June 30, 2021.

Connected services gross profit increased $6.0 million, or 32.9%, from $18.2 million for the three months ended June 30, 2020 to $24.2 million for the three months ended June 30, 2021, driven by continued revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended June 30, 2021 was $15.0 million, a decrease of $2.5 million, or 14.5%, from $17.5 million for the three months ended June 30, 2020. Cost of professional services revenue decreased primarily due to a $2.1 million decrease in project labor costs, $1.5 million decrease in third-party contractor costs. The decrease was partly offset by a $1.0 million increase in salary-related expenditures. As a percentage of total cost of revenues, cost of professional services revenue decreased by 0.6 percentage points from 63.5% for the three months ended June 30, 2020 to 62.9% for the three months ended June 30, 2021.

Professional services gross profit increased $1.8 million, or 1018.9%, from negative $0.2 million for the three months ended June 30, 2020 to $1.6 million for the three months ended June 30, 2021, which was due to cost savings initiatives.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
License	$2,718	$2,344	16.0%
Connected services	19,960	24,742	(19.3)%
Professional services	48,632	48,773	(0.3)%
Amortization of intangibles	5,637	6,408	(12.0)%
Total cost of revenues	$76,947	$82,267	(6.5)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
License	$148,047	$115,499	28.2%
Connected services	63,989	47,367	35.1%
Professional services	5,760	1,000	476.0%
Amortization of intangibles	(5,637)	(6,408)	12.0%
Total gross profit	$212,159	$157,458	34.7%

Total cost of revenues for the nine months ended June 30, 2021 were $76.9 million, a decrease of $5.4 million, or 6.5%, from $82.3 million for the nine months ended June 30, 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in total gross profit of $54.7 million, or 34.7%, from $157.5 million for the nine months ended June 30, 2020 to $212.2 million for the nine months ended June 30, 2021. The increase was primarily driven by our license and connected service solutions.

Cost of License Revenue

Cost of license revenue for the nine months ended June 30, 2021 was $2.7 million, an increase of $0.4 million, or 16.0%, from $2.3 million for the nine months ended June 30, 2020. Cost of license revenue increased due to increases in third-party royalty costs. As a percentage of total cost of revenues, cost of license revenue increased by 0.7 percentage points from 2.8% for the nine months ended June 30, 2020 to 3.5% for the nine months ended June 30, 2021.

License gross profit increased by $32.5 million, or 28.2%, for the nine months ended June 30, 2021 when compared to the nine months ended June 30, 2020, primarily due to increases in license revenue on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the nine months ended June 30, 2021 was $20.0 million, a decrease of $4.7 million, or 19.3%, from $24.7 million for the nine months ended June 30, 2020. Cost of connected services revenue decreased primarily due to a $1.6 million decrease in third-party contractor costs, $1.6 million decrease in salary-related expenditures, $1.4 million in depreciation costs, $0.4 million decrease in cloud infrastructure costs and $0.1 million decrease in travel-related expenditures. As a percentage of total cost of revenues, cost of connected service revenue decreased by 4.2 percentage points from 30.1% for the nine months ended June 30, 2020 to 25.9% for the nine months ended June 30, 2021.

Connected services gross profit increased $16.6 million, or 35.1%, from $47.4 million for the nine months ended June 30, 2020 to $64.0 million for the nine months ended June 30, 2021, driven by continued revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for the nine months ended June 30, 2021 was $48.6 million, a decrease of $0.2 million, or 0.3%, from $48.8 million for the nine months ended June 30, 2020. Cost of professional services revenue decreased primarily due to a $2.5 million decrease in third-party contractor costs. The decrease was partly offset by a $1.0 million increase in stock-based compensation, $0.9 million increase in salary-related expenditures and $0.1 million increase in project labor. As a percentage of total cost of revenues, cost of professional services revenue increased by 3.9 percentage points from 59.3% for the nine months ended June 30, 2020 to 63.2% for the nine months ended June 30, 2021.

Professional services gross profit increased $4.8 million, or 476.0%, from $1.0 million for the nine months ended June 30, 2020 to $5.8 million for the nine months ended June 30, 2021, due to the growth in professional services revenues in relation to decreasing costs.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Research and development	$30,370	$22,041	37.8%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2021 were $30.4 million, an increase of $8.4 million, or 37.8%, from $22.0 million for the three months ended June 30, 2020. The increase in R&D expenses was primarily attributable to a $4.4 million increase in salary-related expenditures driven by headcount growth, as well as $3.2 million reduction in labor allocated to support our customer projects and $1.7 million increase in third party contractor costs partially offset by a $1.4 million increase in capitalized cost associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 9.8 percentage points from 42.5% for the three months ended June 30, 2020 to 52.3% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Research and development	$83,365	$66,898	24.6%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2021 were $83.4 million, an increase of $16.5 million, or 24.6%, from $66.9 million for the nine months ended June 30, 2020. The increase in R&D expenses was primarily attributable to a $7.9 million increase in salary-related expenditures driven by headcount growth, as well as a $4.6 million increase in third-party contractor costs, a $3.5 million increase in stock-based compensation and a $3.3 million reduction in labor allocated to support our customer projects partially offset by a $4.0 million increase of capitalized cost associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 7.2 percentage points from 44.2% for the nine months ended June 30, 2020 to 51.4% for the nine months ended June 30, 2021.

Sales & Marketing Expenses

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$9,534	$9,180	3.9%

Sales and marketing expenses for the three months ended June 30, 2021 were $9.5 million, an increase of $0.3 million, or 3.9%, from $9.2 million for the three months ended June 30, 2020. The increase in sales and marketing expenses was primarily attributable to a $0.8 million increase in salary-related expenses partially offset by a reduction of $0.5 million in stock-based compensation. As a percentage of total operating expenses, sales and marketing expenses decreased by 1.3 percentage points from 17.7% for the three months ended June 30, 2020 to 16.4% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$28,097	$24,829	13.2%

Sales and marketing expenses for the nine months ended June 30, 2021 were $28.1 million, an increase of $3.3 million, or 13.2%, from $24.8 million for the nine months ended June 30, 2020. The increase in sales and marketing expenses was primarily attributable to $2.7 million increase in salary related expenses, $1.8 million increase related to stock-based compensation, and $0.4 million related to commission expenses. The increase was partly offset by a reduction of $1.0 million in marketing spending and $0.5 million in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, sales and marketing expenses increased by 0.9 percentage points from 16.4% for the nine months ended June 30, 2020 to 17.3% for the nine months ended June 30, 2021.

General & Administrative Expenses

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$13,173	$14,261	(7.6)%

General and administrative expenses for the three months ended June 30, 2021 were $13.2 million, a decrease of $1.1 million, or 7.6%, from $14.3 million for the three months ended June 30, 2020. The decrease in general and administrative expenses was primarily attributable to $1.6 million decrease in stock-based compensation. The decrease was partly offset by a $0.8 million increase in salary-related expenses driven by headcount growth. As a percentage of total operating expenses, general and administrative expenses decreased by 4.8 percentage points from 27.5% for the three months ended June 30, 2020 to 22.7% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$38,563	$36,456	5.8%

General and administrative expenses for the nine months ended June 30, 2021 were $38.6 million, an increase of $2.1 million, or 5.8%, from $36.5 million for the nine months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to $3.0 million increase in stock-based compensation and a $0.5 million increase in professional service fees. The increase was partly offset by a $1.3 million decrease in third-party contractor costs and $0.6 million decrease in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, general and administrative expenses decreased by 0.3 percentage points from 24.1% for the nine months ended June 30, 2020 to 23.8% for the nine months ended June 30, 2021.

Amortization of Intangible Assets

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Cost of revenues	$1,879	$2,063	(8.9)%
Operating expense	3,180	3,120	1.9%
Total amortization	$5,059	$5,183	(2.4)%

Intangible asset amortization for the three months ended June 30, 2021 was $5.1 million, a decrease of $0.1 million, or 2.4%, from $5.2 million for the three months ended June 30, 2020. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues increased by 0.4 percentage point from 7.5% for the three months ended June 30, 2020 to 7.9% for the three months ended June 30, 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.5 percentage points from 6.0% for the three months ended June 30, 2020 as compared to 5.5% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Cost of revenues	$5,637	$6,408	(12.0)%
Operating expense	9,521	9,376	1.5%
Total amortization	$15,158	$15,784	(4.0)%

Intangible asset amortization for the nine months ended June 30, 2021 was $15.2 million, a decrease of $0.6 million, or 4.0%, from $15.8 million for the nine months ended June 30, 2020. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.5 percentage point from 7.8% for the nine months ended June 30, 2020 to 7.3% for the nine months ended June 30, 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.3 percentage points from 6.2% for the nine months ended June 30, 2020 as compared to 5.9% for the nine months ended June 30, 2021.

Restructuring and Other Costs, Net

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Restructuring and other costs, net	$1,760	$3,301	(46.7)%

Restructuring and other costs, net for the three months ended June 30, 2021 were $1.8 million, a decrease of $1.5 million, or 46.7%, from $3.3 million for the three months ended June 30, 2020. The decrease in restructuring and other costs, net was primarily driven by a decrease of $2.4 million in severance charges related to our cost efficiency program implemented in response to the COVID-19 pandemic. As a percentage of total operating expenses, restructuring and other costs, net decreased by 3.4 percentage points from 6.4% for the three months ended June 30, 2020 to 3.0% for the three months ended June 30, 2021.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Restructuring and other costs, net	$2,777	$13,725	(79.8)%

Restructuring and other costs, net for the nine months ended June 30, 2021 were $2.8 million, a decrease of $10.9 million, or 79.8%, from $13.7 million for the nine months ended June 30, 2020. The decrease in restructuring and other costs, net was primarily driven by a $10.0 million decrease in expenditures to establish the Cerence business as a standalone public company. As a percentage of total operating expenses, restructuring and other costs, net decreased by 7.4 percentage points from 9.1% for the nine months ended June 30, 2020 to 1.7% for the nine months ended June 30, 2021.

Total Other Expense, Net

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Interest income	$34	$38	(10.5)%
Interest expense	(3,294)	(5,546)	(40.6)%
Other income (expense), net	173	(20,446)	(100.8)%
Total other expense, net	$(3,087)	$(25,954)	(88.1)%

Total other expense, net for the three months ended June 30, 2021 was expense of $3.1 million, a decrease of $22.9 million from $26.0 million of expense for the three months ended June 30, 2020. The decrease in interest expense and other income (expense), net is primarily attributed to our debt refinancing in June 2020. During the three months ended June 30, 2020, we recognized a $19.3 million loss on the extinguishment of debt. For further information, see “Liquidity and Capital Resources” below.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Interest income	$68	$563	(87.9)%
Interest expense	(10,569)	(19,043)	(44.5)%
Other income (expense), net	1,432	(20,366)	(107.0)%
Total other expense, net	$(9,069)	$(38,846)	(76.7)%

Total other expense, net for the nine months ended June 30, 2021 was expense of $9.1 million, a decrease of $29.7 million from $38.8 million of expense for the nine months ended June 30, 2020. The decrease in interest expense and other income (expense), net is primarily attributed to our debt refinancing in June 2020. During the nine months ended June 30, 2020, we recognized a $19.3 million loss on the extinguishment of debt. For further information, see “Liquidity and Capital Resources” below.

Provision for (benefit from) Income Taxes

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Provision for (benefit from) income taxes	$6,064	$(2,211)	(374.3)%
Effective income tax rate%	51.1%	7.3%

Our effective income tax rate for the three months ended June 30, 2021 was 51.1%, compared to 7.3% for the three months ended June 30, 2020. Consequently, our provision for income taxes for the three months ended June 30, 2021 was $6.1 million, a net change of $8.3 million from a benefit from income taxes of $2.2 million for the three months ended June 30, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, non-deductible compensation expenses.

Nine Months Ended June 30, 2021 Compared with Nine Months Ended June 30, 2020

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Provision for (benefit from) income taxes	$2,865	$(6,149)	(146.6)%
Effective income tax rate%	7.0%	18.8%
Our effective income tax rate for the nine months ended June 30, 2021 was 7.0%, compared to 18.8% for the nine months ended June 30, 2020. Consequently, our provision for income taxes for the nine months ended June 30, 2021 was $2.9 million, a net change of $9.0 million from a benefit from income taxes of $6.1 million for the nine months ended June 30, 2020. This difference was attributable to a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 and the realization of a $3.9 million tax benefit related to stock-based compensation in that period. This compares to a $5.0 million tax benefit realized during the nine months ended June 30, 2020, which was the result of a previous change to the Netherlands enacted tax rate.

Liquidity and Capital Resources

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. As of June 30, 2021, net working capital of our business, excluding current deferred revenue and deferred cost, was $180.5 million. This balance is representative of the short-term net cash inflows based on the working capital at that date. Based on the history of the Cerence business generating positive cash flows and the $120.8 million of cash and cash equivalents as of June 30, 2021, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility. Specifically, we anticipate our cost of revenues, funding our R&D activities, and debt obligations to be our primary uses of cash during the year ending September 30, 2021.

However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. As a result of the pandemic and related economic uncertainty, we took actions to improve our liquidity position, including reducing working capital, reducing operating costs by delaying research and development programs, conducting a workforce reduction, and substantially reducing discretionary spending. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms in the future. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,308	$431	$3,924	$431
Amortization of debt discount	886	276	2,617	276
Amortization of issuance costs	223	70	658	70
Total interest expense related to the Notes	$2,417	$777	$7,199	$777

The conditional conversion feature of the Notes was triggered in the nine months ended June 30, 2021, and the Notes were convertible during the fiscal quarter ended June 30, 2021, with no Notes being converted. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, in connection with our effort to refinance our existing indebtedness, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered the Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2021, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.3 million, respectively, and $3.2 million and $0.3 million for the nine months ended June 30, 2021 and 2020, respectively, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of June 30, 2021, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2021 and 2020, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$51,068	$18,577	174.9%
Net cash used in investing activities	(34,716)	(16,075)	116.0%
Net cash (used in) provided by financing activities	(32,942)	130,231	(125.3)%
Effect of foreign currency exchange rates on cash and cash equivalents	1,363	111	1127.9%
Net changes in cash and cash equivalents	$(15,227)	$132,844	(111.5)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2021 was $51.1 million, a net increase of $32.5 million, or 174.9%, from net cash provided by operating activities of $18.6 million for the nine months ended June 30, 2020. The net increase in cash provided by operating activities was primarily due to:

•	An increase of $79.1 million from income before non-cash charges;
•	A decrease of $15.0 million due to unfavorable changes in working capital primarily related to cash outflows from accrued expenses and other liabilities; and
•	A decrease of $12.3 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2021 was $34.7 million, an increase in cash used of $18.6 million, or 116.0%, from $16.1 million for the nine months ended June 30, 2020. The increase in cash outflows were driven by:

•	$24.8 million net purchase of marketable securities for the nine months ended June 30, 2021;
•	$2.6 million paid in connection with equity investments during the nine months ended June 30, 2021; and
•	A decrease of $8.0 million in capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2021 was $32.9 million, a net change of $163.1 million, from cash provided by financing activities of $130.2 million for the nine months ended June 30, 2020. The change in cashflows were primarily due to:

•	$249.7 million proceeds from the issuance of the Existing Facilities during the first quarter of fiscal year 2020;
•	$169.8 million proceeds from the issuance of the Notes during the quarter ended June 30, 2020;
•	$123.0 million proceeds from the issuance of the Senior Credit Facilities during the quarter ended June 30, 2020;
•	$270.0 million principal payments of long-term debt during the quarter ended June 30, 2020;
•	$153.0 million distribution paid to Nuance related to our Spin-Off during the first quarter of fiscal year 2020; and
•	$34.1 million payment of tax related withholdings due to the net settlement of equity awards during the nine months ended June 30, 2021.

Off-Balance Sheet Arrangements, Contractual Obligations

Contractual Obligations

The following table outlines our contractual payment obligations as of June 30, 2021 (dollars in thousands):

	Contractual Payments Due by Period
Contractual Obligations	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (a)	1,322	10,493	8,768	-	20,583
Senior Credit Facilities	1,562	17,188	100,000	-	118,750
Interest payable on Senior Credit Facilities (b)	711	5,263	3,274	-	9,248
Operating leases	1,830	10,395	6,151	3,125	21,501
Operating leases under restructuring (c)	184	39	302	406	931
Financing leases	118	938	779	53	1,888
Total contractual cash obligations	$5,727	$44,316	$294,274	$3,584	$347,901

(a)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2021.
(b)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of June 30, 2021.
(c)	Contractual lease commitments are shown net of sublease income related to certain facilities. As of June 30, 2021, we anticipate sublease income of $2.3 million through fiscal year 2024.

Off-Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements that may have a material impact on the condensed consolidated financial statements.

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

On June 30, 2021, we concluded that no goodwill impairment indicators were present.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $61.8 million at June 30, 2021. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $5.4 million at June 30, 2021. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At June 30, 2021, we held approximately $120.8 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds classified as cash and cash equivalents would increase by $0.6 million per annum, based on June 30, 2021 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of June 30, 2021, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, other than as set forth below:

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers.  Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, global automotive industry customer sales and production volumes. Vehicle production initially decreased significantly in China, which was first affected by COVID-19, then Europe and also the United States. Subsequent events resulted in the shutdown of manufacturing operations in China, Europe and the United States, and even though manufacturing operations has begun, in part, the capacity of such global manufacturing operations remains uncertain. More recently, we have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. As a result, we have experienced, and may continue to experience, difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, the use of automobiles, increased difficulties in collecting payment obligations from our customers and the possibility customers will continue with existing projects.  These all may be further exacerbated by the global economic downturn resulting from the pandemic which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.

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

Cerence Inc.

Date: August 9, 2021	By:	/s/ Sanjay Dhawan
Sanjay Dhawan
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)