Form 10-K
period 2021-09-30
Cerence Inc.
filed 2021-11-23
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 001-39030

CERENCE INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-4177087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Burlington Woods Drive, Suite 301A Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 362-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	CRNC	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.4 billion based on the closing price of the common stock on the Nasdaq Global Select Market for such date.

The number of shares of Registrant’s common stock outstanding as of November 9, 2021 was 38,538,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2021.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence”, the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	the continuation of the semiconductor shortage being experienced by the automotive industry;
•	the highly competitive and rapidly changing market in which we operate;
•	our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	our fluctuations in our financial and operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	interruption or delays in our services or services from data center hosting facilities or public clouds;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive correction or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	our strategy to increase cloud services and ability to successfully introduce new products, applications or services;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•	restrictions on our current and future operations under the terms of our debt and the use of cash to service our debt; and
•	certain factors discussed elsewhere in this Form 10-K.

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

PART I

Item 1. Business.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including but not limited to two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between vehicles, drivers and passengers, and the broader digital world. We are a premier provider of AI-powered assistants and innovations for connected and autonomous vehicles, including one of the world’s most popular software platforms for building automotive virtual assistants, such as “Hey BMW” and “Ni hao Banma”. Our customers include all major automobile original equipment manufacturers, or OEMs, or their tier 1 suppliers worldwide, including BMW, Daimler, FCA Group, Ford, Geely, GM, Renault-Nissan, SAIC, Toyota, Volkswagen Group, Aptiv, Bosch, Continental, DENSO TEN, NIO, XPeng and Harman. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between their brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

As of September 30, 2021, we had fixed backlog of $336.4 million, which includes $276.7 million of estimated future revenue related to remaining performance obligations and $59.7 million of contractual commitments which have not yet been invoiced. As of September 30, 2021, we had variable backlog of $1.7 billion, which includes estimated future revenue from variable forecasted royalties related to our embedded and connected businesses. Our estimation of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Anticipated shipments are based on historical shipping experience and current customer projections that management believes are reasonable as of the date of this Form 10-K. Both our embedded and connected technologies are priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our fixed and variable backlog may not be indicative of our actual future revenue. The revenue we actually recognize is subject to several factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations. As of September 30, 2021, we estimate our total backlog to be $2.0 billion, including $336.4 million of fixed backlog and $1.7 billion of variable backlog.

Our solutions have been installed in more than 400 million automobiles to date, including over 40 million new vehicles in fiscal 2021 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 53% of all shipped cars during the fiscal year ended September 30, 2021 included Cerence technologies. Cerence hybrid solutions shipped on approximately 8.9 million vehicles during the fiscal year ended September 30, 2021. In aggregate, over 65 automobile brands worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese and Shanghainese.

In fiscal year 2021, we generated revenue of $387.2 million, an increase of 17.0% compared to $331.0 million for the fiscal year ended September 30, 2020. We recorded net income of $45.9 million for the fiscal year ended September 30, 2021, an increase of 350.8% compared to a net loss of $18.3 million recorded for the fiscal year ended September 30. 2020. For fiscal year 2019, our business was wholly-owned by Nuance Communications, Inc., (“Nuance”), and our results for that fiscal year may not reflect what our results would have been had we been an independent, publicly traded company during fiscal year 2019. In addition, the financial information included herein may not necessarily reflect our results of operations in the future.

History and Corporate Information

On October 1, 2019 (“Distribution Date”), Nuance, a leading provider of speech and language solutions for businesses and consumers around the world, completed the legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (“Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (“Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

Our principal executive offices are located at 1 Burlington Woods Drive, Suite 301A, Burlington, Massachusetts 01803 and our telephone number at that address is (857) 362-7300. Our website is www.cerence.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Capabilities of our edge software components include automatic speech recognition, natural language understanding, noise cancellation, driver and passenger voice isolation, voice biometrics, wake-up word and text-to-speech synthesis, as well as certain non-speech technologies such as gaze, gesture and touch input. Our software can support more than 70 languages and dialects. Edge deployment suits these technologies as it provides the following functionality and benefits:

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

Certain forms of assistant speech invocation can only be implemented using edge software. The use of wake-up words like “Hey BMW” and “Ni hao Banma” require constant listening and signal processing to identify instances when a virtual assistant should activate and respond. The same requirements apply to our JustTalk technology, which constantly listens to spoken conversation, determines speaker intent, and invokes assistance appropriately without requiring a specific invocation phase. The alternative of sending a constant stream of audio from the car interior to the cloud for processing would require enormous amounts of bandwidth and potentially create privacy concerns.

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

•

Broad language coverage. Our software platform supports over 70 languages and dialects, far more than any of our competitors. As a result of our broad language support, our customers are already delivering cognitive assistance based on our software platform across the Americas, Europe and Asia, including China, the U.S. and all other large automotive markets. Our language support also enables multi-lingual capabilities for domains such as music selection, point-of-interest selection, and cross-border navigation among others, representing a critical feature for markets such as Continental Europe in which automobiles may routinely traverse multiple lingual zones. We believe that our portfolio of languages and multi-lingual capabilities represent an important competitive advantage, as the development of capabilities to support a new language is expensive and time-consuming.

•

Broad, global network of deep relationships with OEMs and tier 1 suppliers. We have supplied speech recognition systems to OEMs and suppliers for over 20 years, working closely with our customers through our global professional services organization to design and integrate our solutions into their brands. Today, we work with all major OEMs or their tier 1 suppliers worldwide, leveraging the geographic breadth and industry experience of our professional services teams. Our long history in the automotive industry and the global reach and experience of our over 500 professional services employees across 12 countries gives us credibility with OEMs as we seek new business with OEMs, either directly or through their tier 1 suppliers. We believe that OEMs who sell globally will value our experience in servicing and deploying solutions on a global basis. We often have master agreements or similar commercial arrangements with our customers. These master agreements help us retain customer relationships over the long term.

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

•

Deliver new functionality to existing installed base. Our solutions have been installed in more than 400 million vehicles to date. Our large installed base represents an opportunity to deliver new features and software. Depending on system capabilities, we are able to deliver updated functionality to our users in the form of embedded software upgrades performed by dealers and over-the-air updates delivered from the cloud.

•

Develop products that leverage our expertise in new applications. We have developed new products that leverage our expertise in voice-AI into new applications that will be distinct from our Edge or Cloud-connected product offerings. These new applications are expected to generate revenue using either a subscription or transaction-based model extending the company’s market opportunity into new areas. New applications developed include Cerence Tour Guide, Cerence Pay and Car Life. Cerence Tour Guide is an AI-powered application for automotive assistants that brings guided tour content directly into the car via an ecosystem of partners. Cerence Pay offers a secure, contactless payment experience for drivers via voice and facial biometrics. Cerence Car Life is a suite of AI-powered, software-as-a-service (SaaS) offerings that provides drivers with up-to-date information about their cars via a companion application, voice output from the automotive assistant, and imagery displayed on the car’s infotainment system.

•

Expand into adjacent transportation markets. Today, we primarily target the automobile market. However, our products and technology also have application to other modes of transportation. Any type of vehicle that moves people are potential applications for our technology. We have integrated our technologies and solutions within the two-wheel vehicle market and have explored opportunities in the cruise line, public transit, fleet, and elevator markets. In total, we believe these adjacent markets represent an important growth opportunity.

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

•

Vocalizer: Text-to-Speech and Natural Language Generation. In many cases, the most useful result of a spoken query or command is a spoken response back to the user. To enable cognitive assistants to speak, we offer text-to-speech technology in more than 65 languages and dialects and over 145 distinct voices. We also have developed the technology to read text using human-like inflection and emotion, as well as, offer custom voices for customers who wish to differentiate themselves through an exclusive personality representing their brand.

•

Voice Biometrics. Our software platform includes biometric functionality which can authenticate and personalize the automotive experience by recognizing users based on their voice and automatically load individual preferences and other automotive settings.

•	Push-to-Talk, Wake-Up Words and Just Talk. Through our software platform, we are capable of offering three methods for invoking the virtual assistant, which can be implemented alone or in combination:
•	Push-to-Talk functionality, most commonly implemented as a button on the steering wheel or center console.
•	Wake-Up Word functionality, involving a spoken keyword or phrase, such as “Hey BMW.”
•

Just Talk. Our active listening technology, filters out background noise and irrelevant conversation until it hears a keyword, phrase, or command that it understands as related to an applicable domain and which is intended as a virtual assistant request. False triggers are minimized through sophisticated syntax, cadence and intonation analysis performed in real-time and can be further reduced using automobile sensors such as head or body movement trackers.

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

We employ approximately 900 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $112.1 million, $88.9 million and $93.1 million for fiscal years 2021, 2020 and 2019, respectively.

We believe that continued investment in research and development will be critical for us to continue to deliver market-leading solutions for automotive cognitive assistance. Accordingly, we intend to continue to invest in our product portfolio and allocate capital and resources to our growth opportunities.

Customers

Our customers include all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, XPeng, FCA Group, Ford, Daimler, Geely, Renault-Nissan, SAIC, Toyota, Volkswagen Group and many others and represented approximately 46% of our sales in fiscal year 2021. Our largest customer, Toyota, represented approximately 19% of our revenue in fiscal year 2021. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include Aptiv, Bosch, Continental, DENSO TEN, NIO, Harman and many others and represented approximately 54% of our business in fiscal year 2021.

Our revenue base is geographically diverse. In fiscal 2021, approximately 35%, 37% and 28% of our revenue came from the Americas, Europe and Asia, respectively.

Sales and Marketing and Professional Services

We market our offerings using a high-touch OEM solutions model. We sell directly to our customers, which include OEMs and suppliers and as described above under “Customers”, and for each of our customers we assign a team comprising sales and marketing as well as professional services personnel. Our customer contracts are bespoke and vary widely, but generally represent multi-year agreements providing visibility into future revenue and helping to support retention of customer relationships over the long term.

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

Our professional services organization includes approximately 500 employees. These employees work with our customers in the design phase of the vehicle lifecycle to tailor our platform for specific requirements such as branding and also tune the software for the characteristics of a vehicle model. Our professional services team also provides post-design phase services through maintenance engagements, particular with respect to our cloud-connected solutions. The tight integration of our platform into our customers’ design process and their vehicles supports our ability to win future business with those customers. Like our sales representatives, our professional services employees often have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage.

Human Capital

Summary

As of September 30, 2021, we had approximately 1,700 full-time employees, including approximately 100 in sales and marketing, approximately 200 in administrative functions, approximately 500 in professional services, and approximately 900 in research and development. Approximately 90% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union, however many of our employees in Europe are represented by workers councils or labor unions. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.

Culture and Work Environment

We’re a group of highly motivated collaborators who share a common passion for creating meaningful change in our industry and shaping the future of mobility. We are committed to attracting and retaining the best and brightest talent and building a culture of transparency, trust, and respect.

We are proactively nurturing our culture by investing in our people, processes and professional development. We understand our people are critical for our continued success and are focused on helping our employees grow at every stage of their career. We have education opportunities and training and development programs that help to enrich the knowledge and talents across the organization. From wellbeing programs and holiday celebrations to our virtual book club and LBGTQ alliance, we’re focused on maintaining our connections regardless of our physical locations.

Compensation, Rewards and Benefits

In addition to competitive base salaries, we provide incentive-based compensation programs to reward performance relative to key metrics. We also provide compensation in the form of restricted stock unit grants as well as a competitive time-off policy. We offer comprehensive benefit options, including retirement savings plans, medical insurance, dental insurance, vision insurance, life and disability insurance, health savings accounts, flexible spending accounts, and an employee stock purchase plan, among others.

Diversity and Inclusion

We are a global team that seeks to build a diverse and inclusive workplace built upon the different perspectives, beliefs, and backgrounds of our people. We embrace what makes us each unique. Strengthening diversity enables us to bring our collective ideas together to make the best decisions for the global community we serve. We have successfully launched affinity groups for Diversity and Inclusion, Women in Technology, and Working Parents, as well as our Book Club. We celebrated important cultural observances such as Black History Month, Women’s History Month, and Pride Month. It’s extremely important that every employee feel welcome and valued as we strive to make our company a great place to work.

Intellectual Property

We own approximately 876 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into the Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, these patents and rights provide meaningful protection for our products, technologies, and technical innovations.

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
•

Our Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

General Risk Factors

•	Tax matters may cause significant variability in our financial results and may impact our overall financial condition.
•	Our stock price may fluctuate significantly.
•	The commercial and credit environment may adversely affect our access to capital.
•	If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Risks Relating to Our Business

Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.

Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers. Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, global automotive industry customer sales and production volumes. Vehicle production initially decreased significantly in China, which was first affected by COVID-19, then Europe and also the United States. Subsequent events resulted in the shutdown of manufacturing operations in China, Europe and the United States, and even though manufacturing operations have resumed, the capacity of such global manufacturing operations remains uncertain. More recently, we have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. As a result, we have experienced, and may continue to experience, difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, the use of automobiles, increased difficulties in collecting payment obligations from our customers and the possibility customers will stall or not continue existing projects.  These all may be further exacerbated by the global economic downturn resulting from the pandemic which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.

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

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to treat or contain the virus and its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results.  In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

Our business depends on, and is directly affected by, the global automobile industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Such factors may also negatively impact consumer demand for automobiles that include features such as our products. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer, the closure of a customer manufacturing facility or the ability of manufacturing to obtain supplies to manufacture automobiles and to ship or receive shipments of parts, supplies or finished product, may result in a reduction in automotive sales and production by our customers, and could have a material adverse effect on our business, results of operations and financial condition.

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

Due to the foregoing factors, among others, our finanical and operating results may fluctuate significantly from period to period. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to near-term shortfalls in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

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

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. Moreover, restrictions on the use of our technology over the next three years under the Intellectual Property Agreement which we entered into with Nuance in connection with the Spin-Off may limit our ability to adapt to technology and regulatory developments and thereby compete effectively in the market. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

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

For fiscal year 2019, we derived the historical combined financial information included in this Form 10-K from Nuance’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Nuance’s broader organization, and Nuance performed various corporate functions for us. Our historical combined financial information for fiscal year 2019 reflects allocations of corporate expenses from Nuance for these and similar functions. These allocations may not reflect the costs we would have incurred for similar services as an independent publicly traded company.

•

We have entered into transactions with Nuance that did not exist prior to the Spin-Off, such as Nuance’s provision of transition and other services, and undertaken indemnification obligations, which have caused us to incur new costs after the Spin-Off.

•

Our historical combined financial information for fiscal year 2019 does not reflect changes that we experienced as a result of our separation from Nuance, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Nuance, we enjoyed certain benefits from Nuance’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments that we can no longer enjoy after the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of Nuance prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical combined financial data for fiscal year 2019 does not include an allocation of interest expense comparable to the interest expenses we incurred as a result of the Spin-Off and related transactions.

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

In June 2020, we issued an aggregate principal amount of $175 million 3.00% convertible senior notes due 2025, or the Notes. The interest rate is fixed at 3.00% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things: (a) increasing our vulnerability to adverse economic and industry conditions; (b) limiting our ability to obtain additional financing; (c) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (d) limiting our flexibility to plan for, or react to, changes in our business; (e) diluting the interests of our existing stockholders as a result of issuing our common stock upon conversion of the Notes; and (f) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We currently apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive.

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

Our Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Cerence, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of Cerence to Cerence or Cerence’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporate Law, or DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Further, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except that it may apply to such suits if brought derivatively on behalf of Cerence. There is, however, uncertainty as to whether a court would enforce such provision in connection with suits to enforce a duty or liability created by the Exchange Act or the Securities Act if brought derivatively on behalf of Cerence, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

General Risk Factors

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

Your percentage ownership in Cerence may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers, employees and other service providers and shares of our common stock issuable upon the future vesting of certain Nuance equity awards held by our employees as a result of the Spin-Off. In addition, our Board has adopted the Cerence 2019 Equity Incentive Plan, or the Equity Plan, for the benefit of certain of our current and future employees, service providers and non-employee directors. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

From time-to-time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles, or GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Burlington, Massachusetts, and our international headquarters is located in Heerlen, Netherlands. Other large, leased sites include properties located in: Montreal, Canada; Aachen and Ulm, Germany; Shanghai and Chengdu, China; Merelbeke, Belgium; Turin, Italy; Tokyo, Japan and Pune, India.

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

Holders of Common Stock

As of November 9, 2021, there were 505 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

Dividend Policy

We have not paid any dividends since our formation. We may evaluate whether to pay cash dividends to our stockholders. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we would consider in establishing a dividend policy are the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of the Senior Credit Facilities limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Performance Graph

The graph below compares the cumulative total shareholder return of our common stock for the last two years with the S&P MidCap 400, Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 2, 2019, the date our common stock began regular-way trading on the Nasdaq Global Select Market. The graph shows the value that each of these investments would have had at the end of each quarter.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return

Among Cerence Inc., the S&P MidCap 400, the Russell 2000 Index, and the S&P Software & Select Services Index

$700
$600
$500
$400
$300
$200
$100
$0
10/1/19
1/1/20
4/1/20
7/1/20
10/1/20
1/1/21
4/1/21
7/1/21
CRNC
Russell 2000
S&P Software & Services Select Industry Index
S&P MidCap 400

	10/2/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021
Cerence Inc.	$100.00	$147.43	$100.33	$266.06	$318.37	$654.59	$583.58	$695.18	$626.12
S&P MidCap 400 (1)	$100.00	$110.10	$77.03	$95.16	$99.33	$123.10	$139.25	$143.88	$140.92
Russell 2000 (1)	$100.00	$112.76	$77.93	$97.41	$101.90	$133.47	$150.07	$156.16	$148.98
S&P Software & Services Select	$100.00	$111.69	$90.53	$122.93	$131.74	$169.98	$173.65	$189.31	$189.66

(1)

During fiscal year 2021, our common stock was added to the S&P MidCap 400 Index. As such, we have included the S&P MidCap 400 Index as our broad market equity index comparative and will no longer include the Russell 2000 Index. We believe the S&P MidCap 400 Index generally includes companies with more comparable market capitalization to us. The stock performance line graph and table includes a comparison of our cumulative total return to the selected indices ((i) the S&P MidCap 400 Index and (ii) the S&P Software and Select Services) and the discontinued index ((iii) the Russell 2000 Index).

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the "MD&A"), describes the principal factors, based on management’s assessment, which have a material impact on our results of operations, financial condition and liquidity, as well as our critical accounting policies and estimates. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between fiscal years ended September 30, 2021, and 2020, as well as fiscal years ended September 30, 2020, and 2019.

The following discussion and analysis presented below should be read in conjunction with the Consolidated and Combined Financial Statements and the corresponding notes, and included elsewhere in this Form 10-K. The information presented in this section includes forward-looking statements, which are described in detail in the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the section titled “Risk Factors” for a discussion of the risks, uncertainties, and assumptions associated with these statements.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable to predict the full impact that COVID-19 will have on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within this Form 10-K report.

Business Trends

We experienced total revenue growth of 17.0% and 9.1%, during fiscal year 2021 and fiscal year 2020, respectively, primarily driven by our connected and professional services revenues due to increased market penetration of our connected and professional services solutions. License revenues increased during fiscal 2021 due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production.

During fiscal year 2021, total cost of revenues decreased by 6.3%, primarily driven by our cost savings initiatives. Total operating expenses grew by 12.4% during fiscal year 2021, primarily driven by innovation initiatives in order to increase our competitive position in the market. Our R&D expenses increased 26.1%, as our R&D and engineering workforces refocused on developing new products and advancing our core technologies. Restructuring and other costs, net decreased $11.4 million as expenditures to establish the Cerence business as a standalone public company were not repeated in fiscal 2021. We anticipate that our R&D expenses will continue to represent a majority of our operating expenses as we focus on innovation and serving our customers.

Basis of Presentation

Fiscal years 2021 and 2020

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP, and the rules and regulations of the SEC. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal years presented. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

During the second quarter of fiscal 2021, we identified and corrected immaterial errors related to previously issued consolidated financial statements. In order to present the impact of the resulting adjustments, previously issued financial statements have been revised. See Note 19 – Impact on Previously Issued Financial Statements for Immaterial Adjustments in the Notes to the Consolidated and Combined Financial Statements included in Item 8, Financial Statements and Supplementary Data, within this Form 10-K for additional details. Accordingly, the tables presented in the MD&A reflect the impact of those revisions. The errors had no impact on the discussions related to year-over-year comparisons between fiscal years 2020 and 2019.

Fiscal year 2019

Standalone financial statements had not been historically prepared for the Cerence business. The accompanying combined financial statements have been prepared from Nuance Communications, Inc. (“Nuance” or “Parent”)’s historical accounting records and are presented on a “carve out” basis to include the historical financial position, results of operations and cash flows applicable to the Cerence business. As a direct ownership relationship did not exist among all the various business units comprising the Cerence business, Nuance’s investment in the Cerence business was shown in lieu of stockholders’ equity in the combined financial statements.

The Combined Statement of Operations included all revenues and costs directly attributable to Cerence as well as an allocation of expenses related to functions and services performed by centralized Parent organizations. These corporate expenses have been allocated to the Cerence business based on direct usage or benefit, where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, number of transactions or other measures as determined appropriate. The Combined Statement of Cash Flows presented these corporate expenses that are cash in nature as cash flows from operating activities, as this was the nature of these costs at the Parent. Non-cash expenses allocated from the Parent included corporate depreciation and amortization and stock-based compensation included as add-back adjustments to reconcile net income to net cash provided by operations.

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

Transactions between the Parent and the Cerence business are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Statement of Cash Flows as a financing activity and in the Combined Balance Sheet as net parent investment.

All of the allocations and estimates in the combined financial statements are based on assumptions which management believed are reasonable. However, the combined financial statements included herein may not be indicative of the financial position, results of operations and cash flows if the Cerence business had been a separate, standalone entity during the period presented.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the fiscal year 2021 as compared to fiscal year 2020:

•	Total revenue increased by $56.2 million, or 17.0%, from $331.0 million to $387.2 million.
•	Operating margin increased 8.9 percentage points from 6.8% to 15.7%.
•	Cash provided by operating activities increased by $29.6 million, or 66.1%, from $44.8 million to $74.4 million.

For fiscal year 2020 as compared to fiscal year 2019:

•	Total revenue increased by $27.7 million, or 9.1%, from $303.3 million to $331.0 million.
•	Operating margin increased by 3.2 percentage points from 3.6% to 6.8%.
•	Cash provided by operating activities decreased by $43.3 million, or 49.1%, from $88.1 million to $44.8 million.

Operating Results

The following table shows the Consolidated Statements of Operations for the fiscal years 2021 and 2020 and the Combined Statement of Operations for the fiscal year 2019 (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Revenues:
License	$202,183	$164,268	$172,379
Connected services	109,534	97,469	78,690
Professional services	75,465	69,230	52,246
Total revenues	387,182	330,967	303,315
Cost of revenues:
License	3,544	2,783	2,069
Connected services	25,727	31,768	37,562
Professional services	64,287	64,963	51,214
Amortization of intangibles	7,516	8,337	8,498
Total cost of revenues	101,074	107,851	99,343
Gross profit	286,108	223,116	203,972
Operating expenses:
Research and development	112,070	88,899	93,061
Sales and marketing	38,683	33,398	36,261
General and administrative	56,979	49,386	25,926
Amortization of intangible assets	12,690	12,544	12,524
Restructuring and other costs, net	5,092	16,458	24,404
Acquisition-related costs	—	—	944
Total operating expenses	225,514	200,685	193,120
Income from operations	60,594	22,431	10,852
Interest income	109	585	—
Interest expense	(13,997)	(22,737)	—
Other income (expense), net	1,563	(23,319)	332
Income (loss) before income taxes	48,269	(23,040)	11,184
Provision for (benefit from) income taxes	2,376	(4,724)	(89,084)
Net income (loss)	$45,893	$(18,316)	$100,268

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

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to Existing Facilities, Notes, and Senior Credit Facilities.

Fiscal Year 2021 Compared with Fiscal Year 2020 and Fiscal Year 2020 Compared with Fiscal Year 2019

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2021	% of Total	2020	% of Total	2019	% of Total	2021 vs. 2020	2020 vs. 2019
License	$202,183	52.2%	$164,268	49.6%	$172,379	56.8%	23.1%	(4.7)%
Connected services	109,534	28.3%	97,469	29.5%	78,690	26.0%	12.4%	23.9%
Professional services	75,465	19.5%	69,230	20.9%	52,246	17.2%	9.0%	32.5%
Total revenues	$387,182		$330,967		$303,315		17.0%	9.1%

Fiscal Year 2021 Compared with Fiscal Year 2020

Total revenues fiscal year 2021 were $387.2 million, an increase of $56.2 million, or 17.0%, from $331.0 million from fiscal year 2020. The increase in revenues occurred across all product types.

License Revenue

License revenue for fiscal year 2021 was $202.2 million, an increase of $37.9 million, or 23.1%, from $164.3 million for fiscal year 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenue, license revenue increased by 2.6 percentage points from 49.6% for fiscal year 2020 to 52.2% for fiscal year 2021. Currently, the global automotive industry is experiencing a semiconductor shortage. We are unable to predict the full extent this will have on our business, including our license revenue.

Connected Services Revenue

Connected services revenue for fiscal year 2021 was $109.5 million, an increase of $12.0 million, or 12.4%, from $97.5 million for fiscal year 2020. This increase was primarily driven by continued market penetration from our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue decreased by 1.2 percentage points from 29.5% for fiscal year 2020 to 28.3% for fiscal year 2021.

Professional Services Revenue

Professional services revenue for fiscal year 2021 was $75.5 million, an increase of $6.3 million, or 9.0%, from $69.2 million for fiscal year 2020. This increase was primarily driven by demand for the integration and customization services related to our edge software and the timing of services rendered. As a percentage of total revenue, professional services revenue decreased by 1.4 percentage points from 20.9% for fiscal year 2020 to 19.5% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Our total revenues for fiscal year 2020 were $331.0 million, an increase of $27.7 million, or 9.1%, from $303.3 million from fiscal year 2019. This growth was primarily driven by increased demand for our connected and professional solutions.

License Revenue

License revenue for fiscal year 2020 was $164.3 million, a decrease of $8.1 million, or 4.7%, from $172.4 million for fiscal year 2019. The decrease in license revenue was driven by the COVID-19 pandemic, which resulted in declining reported royalties from ongoing agreements. As a percentage of total revenue, license revenue decreased by 7.2 percentage points from 56.8% for fiscal year 2019 to 49.6% for fiscal year 2020.

Connected Services Revenue

Connected services revenue for fiscal year 2020 was $97.5 million, an increase of $18.8 million, or 23.9%, from $78.7 million for fiscal year 2019. This increase was primarily driven by continued market penetration from our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenue, connected services revenue increased by 3.5 percentage points from 26.0% for fiscal year 2019 to 29.5% for fiscal year 2020.

Professional Services Revenue

Professional services revenue for fiscal year 2020 was $69.2 million, an increase of $17.0 million, or 32.5%, from $52.2 million for fiscal year 2019. This increase was primarily driven by demand for the integration and customization services related to our edge software and the timing of services rendered. As a percentage of total revenue, professional services revenue increased by 3.7 percentage points from 17.2% for fiscal year 2019 to 20.9% for fiscal year 2020.

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
License	$3,544	$2,783	$2,069	27.3%	34.5%
Connected services	25,727	31,768	37,562	(19.0)%	(15.4)%
Professional services	64,287	64,963	51,214	(1.0)%	26.8%
Amortization of intangibles	7,516	8,337	8,498	(9.8)%	(1.9)%
Total cost of revenues	$101,074	$107,851	$99,343	(6.3)%	8.6%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
License	$198,639	$161,485	$170,310	23.0%	(5.2)%
Connected services	83,807	65,701	41,128	27.6%	59.7%
Professional services	11,178	4,267	1,032	162.0%	313.5%
Amortization of intangibles	(7,516)	(8,337)	(8,498)	(9.8)%	(1.9)%
Total gross profit	$286,108	$223,116	$203,972	28.2%	9.4%

Fiscal Year 2021 Compared with Fiscal Year 2020

Total cost of revenues for fiscal year 2021 were $101.1 million, a decrease of $6.8 million, or 6.3%, from $107.9 million for fiscal year 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in total gross profit of $63.0 million, or 28.2%, from $223.1 million to $286.1 million. The increase was primarily driven by our license and connected services solutions.

Cost of License Revenue

Cost of license revenue for fiscal year 2021 was $3.5 million, an increase of $0.7 million, or 27.3%, from $2.8 million for fiscal year 2020. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.9 percentage points from 2.6% for fiscal year 2020 to 3.5% for fiscal year 2021.

License gross profit increased by $37.2 million, or 23.0%, primarily due to license revenue growth during fiscal year 2021.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2021 was $25.7 million, a decrease of $6.1 million, or 19.0%, from $31.8 million for fiscal year 2020. Cost of connected services revenue decreased primarily due to a $1.8 million decrease in salary-related expenditures, $1.8 million decrease in third-party contractor costs, $1.7 million decrease from lower internal allocated labor, $1.7 million decrease in depreciation costs, $0.7 million decrease in cloud infrastructure costs and $0.5 million decrease in stock-based compensation. These decreases were partly offset by a $3.2 million increase in amortization of costs previously deferred. As a percentage of total cost of revenue, cost of connected service revenue decreased by 4.0 percentage points from 29.5% for fiscal year 2020 to 25.5% for fiscal year 2021.

Connected services gross profit increased $18.1 million, or 27.6%, from $65.7 million to $83.8 million which was primarily due to connected services revenue growth and cost savings initiatives.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2021 was $64.3 million, a decrease of $0.7 million, or 1.0%, from $65.0 million for fiscal year 2020. Cost of professional services revenue decreased primarily due to $5.1 million in lower internal allocated labor, and a $1.9 million decrease in third-party contractor cost. The decrease was partly offset by a $3.2 million increase in salary-related expenditures and $2.3 million increase in amortization of costs previously deferred. As a percentage of total cost of revenue, cost of professional services revenue increased by 3.4 percentage points from 60.2% for fiscal year 2020 to 63.6% for fiscal year 2021.

Professional services gross profit increased $6.9 million, or 162.0%, from $4.3 million to $11.2 million which was primarily due to increases in professional services revenue recognized and continued cost reduction measures.

Fiscal Year 2020 Compared with Fiscal Year 2019

Our total cost of revenues for fiscal year 2020 were $107.9 million, an increase of $8.6 million, or 8.6%, from $99.3 million for fiscal year 2019. The increase in cost of revenues resulted primarily from our investments in professional services staff to meet customer program demands.

We experienced an increase in gross profit of $19.1 million, or 9.4%, from $204.0 million to $223.1 million which was primarily driven by increased demand for our connected services solutions and professional services.

Cost of License Revenue

Cost of license revenue for fiscal year 2020 were $2.8 million, an increase of $0.7 million, or 34.5%, from $2.1 million for fiscal year 2019. Cost of license revenues increased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue increased by 0.5 percentage points from 2.1% for fiscal year 2019 to 2.6% for fiscal year 2020.

License gross profit decreased $8.8 million, or 5.2%, from $170.3 million to $161.5 million, which was primarily due to declines in license revenue recognized during the year.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2020 were $31.8 million, a decrease of $5.8 million, or 15.4%, from $37.6 million for fiscal year 2019. Cost of connected services revenue decreased primarily as a result of lower internal allocated costs. As a percentage of total cost of revenue, cost of connected service revenue decreased by 8.3 percentage points from 37.8% for fiscal year 2019 to 29.5% for fiscal year 2020.

Connected services gross profit increased $24.6 million, or 59.7%, from $41.1 million to $65.7 million, which was primarily due to connected services revenue growth on relatively fixed cloud infrastructure costs.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2020 were $65.0 million, an increase of $13.8 million, or 26.8%, from $51.2 million for fiscal year 2019. Cost of professional services revenue increased primarily due to our investments in professional services staff to meet customer program demands. Investments included increases in internally allocated labor costs of $4.3 million, compensation-related expenses of $3.3 million, and stock-based compensation expenses of $3.1 million. As a percentage of total cost of revenue, cost of professional services revenue increased by 8.6 percentage points from 51.6% for fiscal year 2019 to 60.2% for fiscal year 2020.

Professional services gross profit increased $3.3 million, or 313.5%, from $1.0 million to $4.3 million, which was primarily due to increases in professional services revenue recognized and continued cost reduction measures.

Operating Expenses

The tables below show each component of operating expense. Other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Research and development	$112,070	$88,899	$93,061	26.1%	(4.5)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2021 were $112.1 million, an increase of $23.2 million, or 26.1%, from $88.9 million for fiscal year 2020. The increase in R&D expenses was primarily attributable to a $11.5 million increase in salary-related expenditures driven by headcount growth, as well as a $5.4 million increase in third-party contractor costs, a $2.6 million increase in stock-based compensation and a $6.5 million reduction in labor allocated to support our customer projects partially offset by a $5.1 million increase of capitalized cost associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 5.4 percentage points from 44.3% for fiscal year 2020 to 49.7% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

R&D expenses for fiscal year 2020 were $88.9 million, a decrease of $4.2 million, or 4.5%, from $93.1 million for fiscal year 2019. In response to the COVID-19 pandemic, we shifted a portion of our R&D workforce to support our professional service teams, which led to a decline in R&D expenses as a result of internal labor cost allocations. R&D costs also declined due to capitalization of costs associated with internally developed software of $2.7 million and reduction of stock-based compensation of $2.0 million. The decline in R&D expenses were partially offset by a $0.8 million increase in contractor costs. As a percentage of total operating expenses, R&D expenses decreased by 3.9 percentage points from 48.2% for fiscal year 2019 to 44.3% for fiscal year 2020.

Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Sales and marketing	$38,683	$33,398	$36,261	15.8%	(7.9)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Sales and marketing expenses for fiscal year 2021 were $38.7 million, an increase of $5.3 million, or 15.8%, from $33.4 million for fiscal year 2020. The increase in sales and marketing expenses was primarily attributable to $3.1 million increase in salary related expenses, $3.0 million increase related to stock-based compensation, and $0.4 million related to commission expenses. The increase was partly offset by a reduction of $0.9 million in travel-related expenditures as a result of COVID-19 and $0.7 million in marketing spending. As a percentage of total operating expenses, sales and marketing expenses increased by 0.6 percentage points from 16.6% for fiscal year 2020 to 17.2% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Sales and marketing expenses for fiscal year 2020 were $33.4 million, a decrease of $2.9 million, or 7.9%, from $36.3 million for fiscal year 2019. Sales and marketing expenses decreased primarily due lower compensation related expenses, including $1.9 million attributed to salary-related expenses and $2.7 million related to commission expenses. We also experienced a reduction of $1.1 million in travel-related expenditures as a result of COVID-19. The decrease was partly offset by stock-based compensation expenses, which increased $3.4 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.2 percentage points from 18.8% for fiscal year 2019 to 16.6% for fiscal year 2020.

General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
General and administrative	$56,979	$49,386	$25,926	15.4%	90.5%

Fiscal Year 2021 Compared with Fiscal Year 2020

General and administrative expenses for fiscal year 2021 were $57.0 million, an increase of $7.6 million, or 15.4%, from $49.4 million for fiscal year 2020. The increase in general and administrative expenses was primarily attributable to $7.5 million increase in stock-based compensation, a $2.1 million increase in depreciation, a $1.8 million increase in professional service fees and a $1.4 million increase in salary-related expenses. The increases were partly offset by a $1.2 million decrease in third-party contractor costs, a $1.1 million decreases in bad debt expenses and $0.6 million decrease in travel-related expenditures as a result of COVID-19. As a percentage of total operating expenses, general and administrative expenses increased by 0.7 percentage points from 24.6% for fiscal year 2020 to 25.3% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

General and administrative expenses for fiscal year 2020 were $49.4 million, an increase of $23.5 million, or 90.5%, from $25.9 million for fiscal year 2019. General and administrative expenses increased primarily due to our operation as a standalone public company during fiscal year 2020. We incurred higher compensation related expenses, including $8.5 million attributed to salary-related expenses and $12.5 attributed to stock-based compensation expenses. In addition, professional service expenses increased $3.0 million. As a percentage of total operating expenses, general and administrative expenses increased by 11.2 percentage points from 13.4% for fiscal year 2019 to 24.6% for fiscal year 2020.

Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Cost of revenues	$7,516	$8,337	$8,498	(9.8)%	(1.9)%
Operating expense	12,690	12,544	12,524	1.2%	0.2%
Total amortization	$20,206	$20,881	$21,022	(3.2)%	(0.7)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Intangible asset amortization for fiscal year 2021 was $20.2 million, a decrease of $0.7 million, or 3.2%, from $20.9 million for fiscal year 2020. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2020.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.3 percentage points from 7.7% for fiscal year 2020 to 7.4% for fiscal year 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.7 percentage points from 6.3% for fiscal year 2020 to 5.6% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Intangible asset amortization for fiscal year 2020 was $20.9 million, a decrease of $0.1 million, or 0.7%, from $21.0 million for fiscal year 2019. The decrease primarily relates to the composition of intangible assets allocated to the Cerence business prior to Spin-Off.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.9 percentage points from 8.6% for fiscal year 2019 to 7.7% for fiscal year 2020. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.2 percentage points from 6.5% for fiscal year 2019 to 6.3% for fiscal year 2020.

Restructuring and Other Costs, Net

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Restructuring and other costs, net	$5,092	$16,458	$24,404	(69.1)%	(32.6)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Restructuring and other costs, net for fiscal year 2021 were $5.1 million, a decrease of $11.4 million, from $16.5 million for fiscal year 2020. The decrease in restructuring and other costs, net was primarily driven by a $10.6 million decrease in expenditures to establish the Cerence business as a standalone public company. As a percentage of total operating expense, restructuring and other costs, net decreased by 5.9 percentage points from 8.2% for fiscal year 2020 to 2.3% for fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Restructuring and other costs, net for fiscal year 2020 were $16.5 million, a decrease of $7.9 million, from $24.4 million for fiscal year 2019. Restructuring and other costs, net decreased primarily due to the winding down of separation costs to establish the Cerence business as a standalone public company, which decreased $10.8 million. The decrease was partly offset by the $3.6 million increase in severance charges related to the elimination of personnel across multiple functions and the $1.1 million increase in facilities related charges. As a percentage of total operating expense, restructuring and other costs, net decreased by 4.4 percentage points from 12.6% for fiscal year 2019 to 8.2% for fiscal year 2020.

Acquisition-related Costs

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Acquisition-related costs	$-	$-	$944	—	(100.0)%

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

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Interest income	$109	$585	$-	(81.4)%	—
Interest expense	(13,997)	(22,737)	-	(38.4)%	—
Other income (expense), net	1,563	(23,319)	332	(106.7)%	(7123.8)%
Total other income (expense), net	$(12,325)	$(45,471)	$332	(72.9)%	(13796.1)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Total other expense, net for fiscal year 2021 was $12.3 million, a decrease of $33.2 million from $45.5 million of expense for fiscal year 2020. The decrease in interest expense and other income (expense), net is primarily attributed to our debt refinancing in June 2020. During fiscal year 2020, we recognized a $19.3 million loss on the extinguishment of debt.

Fiscal Year 2020 Compared with Fiscal Year 2019

Total other expense, net for fiscal year 2020 was $45.5 million, an increase of $45.8 million from total other income, net of $0.3 million for fiscal year 2019. The increase was primarily attributable to $22.7 million in interest expense related to our debt financings during fiscal year 2020, a $19.3 million loss on the extinguishment of debt related to our Existing Facilities and $1.2 million of expense related to a decrease in an asset corresponding with the release of indemnified pre-Spin-Off liabilities for uncertain tax positions.

Provision for (Benefit from) Income Taxes

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Provision for (benefit from) income taxes	$2,376	$(4,724)	$(89,084)	(150.3)%	(94.7)%
Effective income tax rate%	4.9%	20.5%	(796.5)%

Fiscal Year 2021 Compared with Fiscal Year 2020

Our effective income tax rate for fiscal year 2021 was 4.9%, compared to 20.5% for fiscal year 2020. Consequently, our provision for income taxes for fiscal year 2021 was $2.4 million, a net change of $7.1 million, or 150.3%, from a benefit from income taxes of $4.7 million for fiscal year 2020. The effective tax rate for the fiscal year 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, and an income tax benefit of approximately $15.9 million related to an increase in tax rates in the Netherlands enacted in the first quarter of fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Our effective income tax rate for fiscal year 2020 was 20.5%, compared to negative 796.5% for fiscal year 2019. Consequently, our benefit from income taxes for fiscal year 2020 was $4.7 million, a net change of $84.4 million, or 94.7%, from $89.1 million for fiscal year 2019. The effective income tax rate for fiscal year 2020 differed from the U.S. statutory rate of 21.0% primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter of fiscal year 2020.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2021, we had $166.2 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper and corporate bonds. As of September 30, 2021, our net working capital, excluding deferred revenue and deferred costs, was $194.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generated from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our history of generating positive cash flows and the $166.2 million of cash, cash equivalents and marketable securities as of September 30, 2021, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility.

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the Year Ended September 30,
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (a)	5,246	10,507	3,507	-	19,260
Senior Credit Facilities	6,250	23,438	87,500	-	117,188
Interest payable on Senior Credit Facilities (b)	2,708	4,762	839	-	8,309
Operating leases	5,289	7,835	3,844	1,521	18,489
Operating leases under restructuring (c)	100	24	396	198	718
Finance leases	480	885	415	-	1,780
Total material cash requirements	$20,073	$47,451	$271,501	$1,719	$340,744

(a)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2021.
(b)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of September 30, 2021.
(c)	Contractual lease commitments are shown net of sublease income related to certain facilities. As of September 30, 2021, we anticipate sublease income of $2.3 million through fiscal year 2024.

We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans were assumed as part of the Spin-Off or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. The aggregate net liability of our defined benefit plans as of September 30, 2021 was $8.7 million.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, in an effort to refinance our debt structure, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between us and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs. We used net proceeds from the issuance of the Notes to repay a portion of our indebtedness under the Credit Agreement, dated October 1, 2019, by and among us, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Existing Facility”).

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of September 30, 2021, the if-converted value of the Notes exceeds its principal amount by $274.5 million.

A holder of Notes may convert all or any portion of its Notes at its option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes at any time, regardless of the foregoing.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the Notes prior to June 5, 2023. We may redeem for cash all or any portion of the Notes, at our option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable.

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

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020
Contractual interest expense	$5,246	$1,753
Amortization of debt discount	3,527	1,131
Amortization of issuance costs	887	285
Total interest expense related to the Notes	$9,660	$3,169

The conditional conversion feature of the Notes was triggered during the fiscal year ended September 30, 2021, and the Notes were convertible as of September 30, 2021, with no Notes being converted. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2021, there were no amounts outstanding under the Revolving Facility.

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

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended September 30, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2021 and 2020 was $4.1 million and $1.5 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2021, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2021, 2020, and 2019, as reflected in the audited Consolidated and Combined Statements of Cash Flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by operating activities	$74,389	$44,789	$88,071	66.1%	(49.1)%
Net cash used in investing activities	(41,631)	(30,675)	(4,517)	35.7%	579.1%
Net cash (used in) provided by financing activities	(41,505)	121,553	(83,554)	(134.1)%	(245.5)%
Effect of foreign currency exchange rates on cash and cash equivalents	1,108	400	—	177.0%	100.0%
Net changes in cash and cash equivalents	$(7,639)	$136,067	$—	(105.6)%	100.0%

Net Cash Provided by Operating Activities

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash provided by operating activities for fiscal year 2021 was $74.4 million, a net increase of $29.6 million, or 66.1%, from net cash provided by operating activities of $44.8 million for fiscal year 2020. The change in cash flows were primarily due to:

•	An increase of $62.0 million from income before non-cash charges
•	A decrease of $22.7 million due to unfavorable changes in working capital primarily related to cash outflows from accrued expenses and other liabilities; and
•	A decrease of $9.7 million from changes in deferred revenue.

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

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash provided by operating activities for fiscal year 2020 was $44.8 million, a decrease of $43.3 million, or 49.1%, from $88.1 million for fiscal year 2019. The net decrease in cash provided by operating activities stems from unfavorable changes in working capital. Outflows in prepaids and other assets and accounts payable increased by $21.5 million and $12.6 million, respectively. The timing of billings and collections resulted in $14.3 million additional cash inflows from accounts receivable compared to prior year.

Net Cash Used in Investing Activities

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash used in investing activities for the fiscal year 2021 was $41.6 million, an increase of $10.9 million, or 35.7%, from $30.7 million for fiscal year 2020. The change in cash flows were driven by:

•	$26.1 million net purchase of marketable securities for fiscal year 2021

•	$2.6 million paid in connection with equity investments during the fiscal year 2021
•	$2.0 million paid related to debt securities; and
•	A decrease of $7.0 million in capital expenditures.

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash used in investing activities for fiscal year 2020 was $30.7 million, an increase of $26.2 million, or 579.1%, from $4.5 million for fiscal year 2019. The increase in cash outflows is due to the purchase of property and equipment to support the standalone operations of the Company and the purchase of marketable securities, in the amount of $11.7 million.

Net Cash (Used in) Provided by Financing Activities

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash used in financing activities for the fiscal year 2021 was $41.5 million, a net change of $163.1 million, from cash provided by financing activities of $121.6 million for fiscal year 2020. The change in cash flows were primarily due to:

•$249.7 million proceeds from the issuance of the Existing Facilities during the first quarter of fiscal year 2020;

•$169.8 million proceeds from the issuance of the Notes during the quarter ended June 30, 2020;

•$123.0 million proceeds from the issuance of the Senior Credit Facilities during the quarter ended June 30, 2020;

•$271.6 million principal payments of long-term debt during the fiscal year 2020;

•$153.0 million distribution paid to Nuance related to our Spin-Off during the first quarter of fiscal year 2020; and

•$45.8 million payment of tax related withholdings due to the net settlement of equity awards during the fiscal year 2021.

Fiscal Year 2020 Compared with Fiscal Year 2019

Net cash provided by financing activities for fiscal year 2020 was $121.6 million, an increase of $205.1 million, or 245.5%, from net cash used in financing activities of $83.6 million for fiscal year 2019. The increase in cashflows were the result of $169.8 million net proceeds from the issuance of the Notes, $123.0 million net proceeds from the issuance of the Senior Credit Facilities, and $249.7 million net proceeds from the issuance of the Existing Facilities. The increase in cashflows were partly offset by $271.6 million in principal payments of long-term debt, $6.4 million payments of debt issuance costs, and the $153.0 million distribution paid to Nuance.

Issued Accounting Standards Not Yet Adopted

Refer to Note 3 to the accompanying audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K for a description of certain issued accounting standards that have not been adopted by us and may impact our results of operations in future reporting periods.

Critical Accounting Policies, Judgments and Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that have a material impact on the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition; allowance for credit losses and doubtful accounts; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

We recognize revenue after applying the following five steps:

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

Performance Obligations

License

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

For usage-based royalty arrangements, which include fixed consideration related to a minimum usage guarantees, the fixed consideration is recognized when the software is made available to the customer.

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

Significant Judgements

Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Our license contracts often include professional services to customize and/or integrate the licenses into the customer’s environment. Judgment is required to determine whether the license is considered distinct and accounted for separately, or not distinct and accounted for together with professional services. Furthermore, hybrid contracts that contain both embedded and connected license and professional services are analyzed to determine if the products and services are distinct or have stand=alone functionality to determine the revenue treatment.

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

Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in prepaid expenses and other current assets and in other assets, respectively. As of September 30, 2021 and 2020, we had $6.9 million and $5.6 million of contract acquisition costs. We had amortization expense of $1.9 million, $1.5 million, and $0.7 million related to these costs during the fiscal years ended September 30, 2021, 2020, and 2019. There was no impairment related to contract acquisition costs.

Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as deferred costs. As of September 30, 2021 and 2020, we had $37.8 million and $45.4 million of capitalized contract costs.

We had amortization expense of $15.4 million, $12.0 million and $10.6 million related to these costs during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. There was no impairment related to contract fulfillment costs capitalized.

Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our Consolidated Balance Sheets at their net estimated realizable value. We maintain an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in Prepaid expenses and other current assets. As of September 30, 2021, we had $59.1 million of contract assets.

Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of September 30, 2021, we had $276.7 million of deferred revenue.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment in any of the periods presented.

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

Stock-Based Compensation

We grant equity awards to certain employees which include stock options and restricted awards in accordance with provisions of the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”).

We account for stock-based compensation through recognition of the fair value of the stock-based compensation as a charge against earnings. The fair value for time-based restricted stock units and performance-based restricted stock units is based on the closing share price of our common stock on the date of grant. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. We recognize stock-based compensation as an expense on a straight-line basis, over the requisite service period. We account for forfeitures as they occur, rather than applying an estimated forfeiture rate.

Income Taxes

Fiscal years 2021 and 2020

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

Deferred tax assets and liabilities are measured used enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. With respect to earnings expected to be indefinitely reinvested offshore, we do not accrue tax for the repatriations of such foreign earnings.

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

Fiscal year 2019

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

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2021 and 2020. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2021 and 2020.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within Cost of revenues, Research and development, Sales and marketing, and General and administrative lines on the Consolidated and Combined Statements of Operations. For financing leases, amortization of the finance right of use assets is included within Research and development, Sales and marketing, and General and administrative lines on the Consolidated and Combined Statements of Operations, and interest expense is included within Interest expense.

For operating leases, the related cash payments are included in the operating cash flows on the Consolidated and Combined Statements of Cash Flows. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Consolidated and Combined Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included in the operating cash flows on the Consolidated and Combined Statement of Cash Flows.

Convertible Debt

We bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded within stockholders’ equity with an allocated issuance premium or discount. The debt issuance premium or discount is amortized to Interest expense in our Consolidated and Combined Statement of Operations using the effective interest method over the expected term of the convertible debt.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities, and through the use of derivative financial information.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $61.0 million at September 30, 2021. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $5.3 million at September 30, 2021. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At September 30, 2021, we held approximately $128.4 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.8 million per annum, based on September 30, 2021 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of September 30, 2021, assuming a 1% increase in interest rates and our Revolving Facility is fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cerence Inc.

Burlington, Massachusetts

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated and combined statements of operations and comprehensive income (loss), consolidated statements of equity and combined statement of changes in parent company equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Change in Accounting Principle

As discussed in Note 3 to the consolidated and combined financial statements, effective October 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Emphasis of a Matter

As discussed in Note 2, the financial statements of the Company prior to October 1, 2019 (the “Cerence business”) are not those of a standalone entity. The combined financial statements of the Cerence business for the year ended September 30, 2019 reflects the assets, liabilities, revenues and expenses directly attributable to the Cerence business, as well as allocations deemed reasonable by management, to present the financial position, results of operations, changes in parent company equity, and cash flows of the Cerence business on a standalone basis and do not necessarily reflect the financial position, results of operations, changes in parent company equity, and cash flows of the Cerence business in the future or what they would have been had the Cerence business been a separate, standalone entity during the year presented.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated and combined financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated and combined financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated and combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of Performance Obligations

As described in Note 4 to the Company’s consolidated and combined financial statements, certain of the Company’s revenue contracts contain multiple products and services primarily relating to the sale of connected or embedded licenses and professional services. For these revenue contracts, the Company accounts for the individual products and services separately if they are distinct. The transaction price is allocated to the performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices by maximizing observable inputs when available, including pricing of standalone sales, pricing as established by management, geographical region in which products are sold and expected discounts based on customer size and type.

We associate the identification of performance obligations and the recognition of revenue related to contracts that contain multiple performance obligations as a critical audit matter. The determination of whether multiple services within a contract are distinct performance obligations that should be accounted for separately requires management to exercise significant judgment that includes a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating management’s technical accounting conclusions and assessing the reasonableness of management’s judgments and assumptions in the determination of whether the products and services represent distinct performance obligations.

•	Testing the reasonableness of the identification of distinct performance obligations through inspection of a sample of certain customer contracts and other source documents.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

November 22, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cerence Inc.

Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Cerence Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated and combined statements of operations and comprehensive income (loss), consolidated statements of equity and combined statement of changes in parent company equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and our report dated November 22, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Boston, Massachusetts

November 22, 2021

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2021	2020	2019
Revenues:
License	$202,183	$164,268	$172,379
Connected services	109,534	97,469	78,690
Professional services	75,465	69,230	52,246
Total revenues	387,182	330,967	303,315
Cost of revenues:
License	3,544	2,783	2,069
Connected services	25,727	31,768	37,562
Professional services	64,287	64,963	51,214
Amortization of intangible assets	7,516	8,337	8,498
Total cost of revenues	101,074	107,851	99,343
Gross profit	286,108	223,116	203,972
Operating expenses:
Research and development	112,070	88,899	93,061
Sales and marketing	38,683	33,398	36,261
General and administrative	56,979	49,386	25,926
Amortization of intangible assets	12,690	12,544	12,524
Restructuring and other costs, net	5,092	16,458	24,404
Acquisition-related costs	—	—	944
Total operating expenses	225,514	200,685	193,120
Income from operations	60,594	22,431	10,852
Interest income	109	585	—
Interest expense	(13,997)	(22,737)	—
Other income (expense), net	1,563	(23,319)	332
Income (loss) before income taxes	48,269	(23,040)	11,184
Provision for (benefit from) income taxes	2,376	(4,724)	(89,084)
Net income (loss)	$45,893	$(18,316)	$100,268
Net income (loss) per share:
Basic	$1.22	$(0.50)	$2.76
Diluted	$1.17	$(0.50)	$2.76
Weighted-average common share outstanding:
Basic	37,752	36,428	36,391
Diluted	39,289	36,428	36,391

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$45,893	$(18,316)	$100,268
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,980)	15,805	(3,866)
Pension adjustments, net	(87)	1,178	(1,176)
Unrealized loss on available-for-sale securities	(10)	(1)	—
Total other comprehensive (loss) income	(2,077)	16,982	(5,042)
Comprehensive income (loss)	$43,816	$(1,334)	$95,226

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,428	$136,067
Marketable securities	30,435	11,662
Accounts receivable, net of allowances of $395 and $1,394 at September 30, 2021 and September 30, 2020, respectively	45,560	50,900
Deferred costs	6,095	7,256
Prepaid expenses and other current assets	76,530	44,220
Total current assets	287,048	250,105
Long-term marketable securities	7,339	—
Property and equipment, net	31,505	29,529
Deferred costs	31,702	38,161
Operating lease right of use assets	14,901	20,096
Goodwill	1,128,511	1,128,198
Intangible assets, net	25,348	45,616
Deferred tax assets	159,293	160,974
Other assets	20,081	14,938
Total assets	$1,705,728	$1,687,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,636	$8,447
Deferred revenue	78,394	112,156
Short-term operating lease liabilities	4,562	5,700
Short-term debt	6,250	6,250
Accrued expenses and other current liabilities	64,467	66,078
Total current liabilities	165,309	198,631
Long-term debt, net of discounts and issuance costs	265,093	266,872
Deferred revenue, net of current portion	198,343	212,573
Long-term operating lease liabilities	12,216	17,821
Other liabilities	32,822	31,649
Total liabilities	673,783	727,546
Commitments and contingencies (Note 14)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2021; 38,025 and 36,842 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	381	369
Accumulated other comprehensive income	1,634	3,711
Additional paid-in capital	1,002,353	974,307
Retained earnings (accumulated deficit)	27,577	(18,316)
Total stockholders' equity	1,031,945	960,071
Total liabilities and stockholders' equity	$1,705,728	$1,687,617

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

COMBINED STATEMENT OF CHANGES IN PARENT COMPANY EQUITY

(In thousands)

	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2018	-	$-	$-	$-	$1,017,276	$(23,957)	$993,319
Accumulated adjustment related to the adoption of ASC 606	-	-	-	-	6,974	-	6,974
Net income	-	-	-	-	100,268	-	100,268
Other comprehensive loss	-	-	-	-	-	(5,042)	(5,042)
Net transfer to Parent	-	-	-	-	(27,391)	-	(27,391)
Balance at September 30, 2019	-	-	-	-	1,097,127	(28,999)	1,068,128
Net loss	-	-	-	(18,316)	-	-	(18,316)
Other comprehensive income	-	-	-	-	-	16,982	16,982
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(6,098)	15,728	9,630
Reclassification of net parent investment in Cerence	-	-	938,051	-	(938,051)	-	-
Issuance of common stock at separation	36,391	364	(364)	-	-	-	-
Issuance of common stock	706	7	1,311	-	-	-	1,318
Stock withheld to cover tax withholdings requirements upon stock vesting	(255)	(2)	(9,367)	-	-	-	(9,369)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $627)	-	-	14,371	-	-	-	14,371
Stock-based compensation	-	-	30,305	-	-	-	30,305
Balance at September 30, 2020	36,842	369	974,307	(18,316)	-	3,711	960,071
Net income	-	-	-	45,893	-	-	45,893
Other comprehensive loss	-	-	-	-	-	(2,077)	(2,077)
Issuance of common stock	1,718	17	11,505	-	-	-	11,522
Stock withheld to cover tax withholdings requirements upon stock vesting	(535)	(5)	(46,004)	-	-	-	(46,009)
Stock-based compensation	-	-	62,545	-	-	-	62,545
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$-	$1,634	$1,031,945

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$45,893	$(18,316)	$100,268
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	29,661	30,041	28,844
(Benefit from) provision for credit loss reserve	(415)	704	—
Stock-based compensation	60,555	47,285	29,682
Non-cash interest expense	5,013	5,286	—
Loss on debt extinguishment	—	19,279	—
Deferred tax benefit	(4,419)	(10,568)	(101,223)
Other	(606)	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,751	15,154	904
Prepaid expenses and other assets	(30,661)	(30,311)	(8,836)
Deferred costs	6,984	(1,381)	4,339
Accounts payable	3,411	(2,430)	10,130
Accrued expenses and other liabilities	(1,125)	26,040	6,289
Deferred revenue	(45,653)	(35,994)	17,674
Net cash provided by operating activities	74,389	44,789	88,071
Cash flows from investing activities:
Capital expenditures	(12,047)	(19,012)	(4,517)
Purchases of marketable securities	(42,471)	(11,663)	—
Sale and maturities of marketable securities	16,350	—	—
Purchase of debt securities	(2,000)	—	—
Payments for equity securities	(2,563)	—	—
Other investing activities	1,100	—	—
Net cash used in investing activities	(41,631)	(30,675)	(4,517)
Cash flows from financing activities:
Net transactions with Parent	—	12,964	(83,554)
Distributions to Parent	—	(152,978)	—
Proceeds from long-term debt, net of discount	—	547,719	—
Payments for long-term debt issuance costs	(520)	(6,402)	—
Principal payments of long-term debt	(6,252)	(271,563)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(45,769)	(9,369)	—
Principal payments of lease liabilities arising from a finance leases	(486)	(136)	—
Proceeds from the issuance of common stock	11,522	1,318	—
Net cash (used in) provided by financing activities	(41,505)	121,553	(83,554)
Effects of exchange rate changes on cash and cash equivalents	1,108	400	—
Net change in cash and cash equivalents	(7,639)	136,067	—
Cash and cash equivalents at beginning of year	136,067	—	—
Cash and cash equivalents at end of year	$128,428	$136,067	$—
Supplemental information:
Cash paid for income taxes	$6,177	$2,181	$12,139
Cash paid for interest	$9,550	$14,733	$—

Refer to accompanying Notes to the Consolidated and Combined Financial Statements.

CERENCE INC.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Organization

History

On October 1, 2019, (the “Distribution Date”), Nuance Communications (“Nuance” or “the Parent”), a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, and we will continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

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

2. Basis of Presentation

Fiscal 2021 and 2020

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal years presented. All such adjustments are of a normal recurring nature.

Fiscal 2019

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

The Combined Statement of Operations includes all revenues and costs directly attributable to Cerence as well as an allocation of expenses related to functions and services performed by centralized Parent organizations. These corporate expenses have been allocated to the Cerence business based on direct usage or benefit, where identifiable, with the remainder allocated on a pro rata basis of revenues, headcount, number of transactions or other measures as determined appropriate. The Combined Statement of Cash Flows presents these corporate expenses that are cash in nature as cash flows from operating activities, as this is the nature of these costs at the Parent. Non-cash expenses allocated from the Parent include corporate depreciation and amortization and stock-based compensation included as add-back adjustments to reconcile net income to net cash provided by operations. As described in Note 3(l) and Note 17, current and deferred income taxes and related tax expense have been determined based on the standalone results of the Cerence business by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes, (“ASC 740”), to the Cerence business’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).

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

The Parent maintained various stock-based compensation plans at a corporate level. Cerence employees participated in those programs and a portion of the cost of those plans has been included in the Cerence business’s Combined Statement of Operations. However, the stock-based compensation expense has been included within the net parent investment. Refer to Note 13 for further description of the accounting for stock-based compensation.

Transactions between the Parent and the Cerence business are considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions was reflected in the Combined Statement of Cash Flows as a financing activity and in the Combined Statement of Changes in Parent Company Equity as net parent investment. Refer to Note 3(p) for further description.

All of the allocations and estimates in the combined financial statements are based on assumptions that management believes are reasonable. However, the combined financial statements included herein may not be indicative of the results of operations and cash flows if the Cerence business had been a separate, standalone entity during the periods presented.

3. Summary of Significant Accounting Policies

(a) Principles of Consolidation

Fiscal years 2021 and 2020

The accompanying consolidated financial statements include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal year 2019

The combined financial statements present the statement of operations, changes in Parent company equity and cash flows of the Cerence business. All significant balances and transactions between entities in the Cerence business have been eliminated for these combined financial statements. All significant balances between Parent (excluding the Cerence business) and the Cerence business are included in Parent company equity in the Combined Statement of Changes in Parent Company Equity.

(b) Use of Estimates

The Consolidated and Combined Financial Statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for credit losses and doubtful accounts; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

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

Revenue is recognized when control of these product or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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

(f) Marketable Securities

Marketable securities consist of commercial paper and corporate bonds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. We classify our marketable securities as either short-term or long-term based on the nature of each security. We record marketable securities at fair value, with the unrealized gains or losses included within Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until realized. Interest income earned from our marketable securities is reported within Interest income on the Consolidated and Combined Statements of Operations. We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairment to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in Other income (expense), net on the Consolidated and Combined Statements of Operations.

(g) Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There is no goodwill impairment for the years ended September 30, 2021, 2020, and 2019.

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

On July 1, 2021, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

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

Internally developed software consists of capitalized costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internally developed software, are expensed as incurred. Internally developed software costs that have been capitalized are typically amortized over the estimated useful life, commencing with the date when an asset is ready for its intended use. Equipment is stated at cost and depreciated over the estimated useful life. Leasehold improvements are depreciated over the shorter of the related remaining lease term or the estimated useful life. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in the results of operations for the period.

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no impairment of long-lived assets during the years ended September 30, 2021, 2020, and 2019.

(i) Allowance for Credit Losses

Fiscal year 2021

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

The change in the allowance for credit losses for the fiscal year ended September 30, 2021 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$1,394
Current period recoveries	(415)
Write-offs	(112)
Foreign exchange impact on ending balance	12
Balance as of September 30, 2021	$879

Fiscal years 2020 and 2019

We record allowances for doubtful accounts for the estimated probable losses on uncollected accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable, and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible. For the years ended September 30, 2020 and 2019, the activity related to the allowance for doubtful accounts was as follows (dollars in thousands):

Allowance for Doubtful Accounts
Balance at October 1, 2018	$954
Bad debt provisions	401
Write-offs, net of recoveries	(490)
Balance at September 30, 2019	865
Bad debt provisions	704
Write-offs, net of recoveries	(175)
Balance at September 30, 2020	$1,394

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

The components of acquisition-related costs are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Transition and integration costs	$—	$—	$563
Professional service fees	—	—	381
Total	$—	$—	$944

(l) Income Taxes

Fiscal years 2021 and 2020

We account for income taxes using the assets and liabilities method, as prescribed by ASC No. 740, Income Taxes, or ASC 740.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. The method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowance required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently in effect to determine both our currency and deferred tax positions.

Any significant fluctuations in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increases or decreases in our effective tax rates.

We have historically estimated the future tax consequences of certain items, including accruals that cannot be deducted for income tax purposes until such expenses are paid or the related assets are disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent period when the estimates are adjusted to the actual filed tax return amounts.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. With respect to earnings expected to be indefinitely reinvested offshore, we do not accrue tax for the repatriations of such foreign earnings.

Valuation Allowance

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. If positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, existed it would be difficult for it to outweigh objective negative evidence of recent financial reporting losses.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgements and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

Fiscal year 2019

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

(m) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, reflected in the Consolidated Statements of Equity, consists of the following (dollars in thousands):

	September 30,
	2021	2020
Foreign currency translation adjustments	$3,284	$5,264
Net unrealized losses on post-retirement benefits	(1,639)	(1,552)
Net unrealized losses on available-for-sale securities	(11)	(1)
Accumulated other comprehensive income	$1,634	$3,711

No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.

(n) Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 12.1% of our Accounts receivable, net balance at September 30, 2021. Two customers accounted for 14.8% and 10.9% of our Accounts receivable, net balance at September 30, 2020.

(o) Foreign Currency Translation

The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in Accumulated other comprehensive income as a component of stockholders’ equity and parent company equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within Other income (expense), net. Foreign currency transaction (gains) losses for the fiscal years ended September 30, 2021, 2020 and 2019 were ($1.7) million, $2.4 million, and ($0.3) million, respectively.

(p) Net Parent Investment

In the Combined Statement of Changes in Parent Company Equity, net parent investment represents the Parent’s historical investment in the Cerence business, accumulated net earnings after taxes and the net effect of transactions with, and allocations from, the Parent.

(q) Stock-Based Compensation

Fiscal years 2021 and 2020

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. We recognize stock compensation expense using the straight-line attribution method over the requisite service period. We record forfeitures as they occur. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to Additional paid-in capital. We record any income tax effect related to stock-based awards through the Consolidated and Combined Statements of Operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance.

Fiscal year 2019

The Parent maintained certain stock compensation plans for the benefit of certain of its officers, directors and employees, including grants of employee stock options, purchases under employee stock purchase plans and restricted awards. The combined financial statements included certain expenses of the Parent that were allocated to the Cerence business for stock-based compensation. The stock-based compensation expense was recognized over the requisite service period, based on the grant date fair value of the awards and the number of the awards expected to be vested based on service and performance conditions, net of forfeitures. We recorded any tax effect related to stock-based awards through the Combined Statement of Operations. Excess tax benefits were recognized as deferred tax assets upon settlement and were subject to regular review for valuation allowance.

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

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2021 and 2020. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2021 and 2020.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within Cost of revenues, Research and development, Sales and marketing, and General and administrative lines on the Consolidated and Combined Statements of Operations. For financing leases, amortization of the finance right of use assets is included within Research and Development, Sales and marketing, and General and administrative lines on the Consolidated and Combined Statements of Operations, and interest expense is included within Interest expense.

For operating leases, the related cash payments are included in the operating cash flows on the Consolidated and Combined Statements of Cash Flows. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Consolidated and Combined Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Consolidated and Combined Statement of Cash Flows.

(s) Convertible Debt

We bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded within stockholders’ equity with an allocated issuance premium or discount. The debt issuance premium or discount is amortized to Interest expense in our Consolidated and Combined Statements of Operations using the effective interest method over the expected term of the convertible debt.

We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

(t) Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, contingently issuable shares, and potential issuance of stock upon conversion of our Notes, as more fully described in Note 18. The dilutive effect of the Notes is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

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

(v) Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements did not have or will not have a significant impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

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

We recognize revenue after applying the following five steps:

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

Revenue is recognized when control of these product or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Revenues:
United States	$135,033	$129,338	$131,877
Other Americas	175	16	1,044
Germany	114,936	100,674	78,258
Other Europe, Middle East and Africa	29,964	25,394	20,478
Japan	62,840	50,936	44,472
Other Asia-Pacific	44,234	24,609	27,186
Total net revenues	$387,182	$330,967	$303,315

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to two customers accounted for $72.0 million, or 18.6%, and $41.6 million, or 10.8% of revenue for the fiscal year ended September 30, 2021. Revenues relating to one customer accounted for $76.9 million, or 23.2%, of revenue for the fiscal year ended September 30, 2020. Revenues relating to two customers accounted for $62.7 million, or 20.7%, and $37.4 million, or 12.3% of revenue for the fiscal year ended September 30, 2019.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of September 30, 2021 and 2020, we had $6.9 million and $5.6 million of contract acquisition costs. We had amortization expense of $1.9 million, $1.5 million and $0.7 million related to these costs during the fiscal years ended September 30, 2021, 2020 and 2019. There was no impairment related to contract acquisition costs.

(e) Capitalized Contract Costs

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy our performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Our capitalized costs consist primarily of setup costs, such as costs to standup, customize and develop applications for each customer, which are incurred to satisfy our stand-ready obligation to provide access to our connected offerings. These contract costs are expensed to cost of revenue as we satisfy our stand-ready obligation over the contract term which we estimate to be between one and eight years, on average. The contract term was determined based on an average customer contract term, expected contract renewals, changes in technology, and our ability to retain customers, including canceled contracts. We classify these costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of capitalized contract fulfillment costs are presented as Deferred costs. As of September 30, 2021 and 2020, we had $37.8 million and $45.4 million of capitalized contract costs.

We had amortization expense of $15.4 million, $12.0 million and $10.6 million related to these costs during the fiscal years ended September 30, 2021, 2020 and 2019, respectively. There was no impairment related to contract costs capitalized.

(f) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our Consolidated Balance Sheets at their net estimated realizable value. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in Prepaid expenses and other current assets. As of September 30, 2021, we had $59.1 million of current contract assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of October 1, 2019	$9,219
Revenues recognized but not billed	52,682
Amounts reclassified to accounts receivable, net	(31,624)
Balance as of September 30, 2020	$30,277
Revenues recognized but not billed	89,217
Amounts reclassified to accounts receivable, net	(60,351)
Balance as of September 30, 2021	$59,143

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. As of September 30, 2021, we had $276.7 million of deferred revenue. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of October 1, 2019	$353,284
Amounts billed but not recognized	96,126
Revenue recognized	(124,681)
Balance as of September 30, 2020	$324,729
Amounts billed but not recognized	105,540
Revenue recognized	(153,532)
Balance as of September 30, 2021	$276,737

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2021 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$144,679	$172,723	$19,028	$336,430

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

5. Earnings Per Share

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

The dilutive effect of the Notes (as defined in Note 18) is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

There were no Cerence equity awards outstanding prior to the Spin-Off, thus the computation of basic and diluted earnings per common share for all prior periods disclosed was calculated using the shares issued in connection with the Spin-Off totaling 36.4 million shares.

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	September 30,
in thousands, except per share data	2021	2020	2019
Numerator:
Net income (loss) - basic and diluted	$45,893	$(18,316)	$100,268

Denominator:
Weighted average common shares outstanding - basic	37,752	36,428	36,391
Dilutive effect of restricted stock awards	1,405	-	-
Dilutive effect of contingently issuable stock awards	132	-	-
Weighted average common shares outstanding - diluted	39,289	36,428	36,391

Net income (loss) per common share:
Basic	$1.22	$(0.50)	$2.76
Diluted	$1.17	$(0.50)	$2.76

We exclude weighted-average potentially issuable shares from the calculations of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the fiscal years ended September 30, 2021, 2020 and 2019:

	Year Ended September 30,
in thousands	2021	2020	2019
Restricted stock awards	-	1,058	-
Contingently issuable stock awards	-	151	-
Conversion option of our Notes	4,677	1,538	-

6. Fair Value Measurements

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$75,873	$75,873	$-
Level 2:
Time deposits, $2,965 at cost (a)	2,965	2,965	-
Commercial paper, $18,080 at cost (b)	18,080	-	18,080
Corporate bonds, $19,704 at cost (b)	19,694	-	19,694
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$118,612	$78,838	$37,774

	September 30, 2020
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$101,437	$101,437	$-
Level 2:
Commercial paper, $9,883 at cost (b)	9,883	-	9,883
Corporate bonds, $1,780 at cost (b)	1,779	-	1,779
Total assets	$113,099	$101,437	$11,662

(a)	Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Consolidated Balance Sheets.
(b)

Commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

(c)	Debt securities are included within Prepaid and other current assets in the Consolidated Balance Sheets and classified as current given the maturity of the financial asset is less than 12 months.

During the fiscal years ended September 30, 2021 and 2020, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive income. We did not have any marketable securities during fiscal year 2019.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Derivative financial instruments are recognized at fair value and are classified within Level 2 of the fair value hierarchy. See Note 7 – Derivative Financial Instruments for additional details.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2021 and 2020, the estimated fair value of our Notes was $469.0 million and $271.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 18) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

During the fiscal year 2021, we made a non-controlling equity investment in a privately held company. We evaluated the equity investment under the voting model and concluded consolidation was not applicable. We accounted for the investment by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Consolidated and Combined Statements of Operations. We hold $2.6 million of investments without readily determinable fair values as of September 30, 2021. The investment is included within Other assets on the Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investment resulting from impairments or observable price changes.

7. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At September 30, 2021, the total notional amount of forward contracts was $61.0 million. At September 30, 2021, the weighted-average remaining maturity of these instruments was approximately 11.9 months.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2021 and 2020 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	September 30, 2021	September 30, 2020
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,235	$-
Foreign currency forward contracts	Other assets	365	-
Foreign currency forward contracts	Accrued expenses and other current liabilities	131	-
Foreign currency forward contracts	Other liabilities	$148	$-

The following tables display a summary of the income (loss) related to foreign currency forward contracts within the Consolidated and Combined Statements of Operations for the fiscal years ended September 30, 2021, 2020 and 2019 (dollars in thousand):

		Gain recognized in earnings
		Year Ended September 30,
Derivatives not designated as hedges	Classification	2021	2020	2019
Foreign currency forward contracts	Other income (expense), net	$2,512	$-	$-

8. Goodwill and Intangible Assets

(a) Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2021 and 2020 were as follows (dollars in thousands):

Total
Balance as of October 1, 2019	$1,119,329
Effect of foreign currency translation	8,869
Balance as of September 30, 2020	1,128,198
Effect of foreign currency translation	313
Balance as of September 30, 2021	$1,128,511

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,485	$(88,638)	$21,847	2.2
Technology and patents	90,738	(87,237)	3,501	0.9
Total	$201,223	$(175,875)	$25,348

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,512	$(75,915)	$34,597	3.0
Technology and patents	90,658	(79,639)	11,019	1.6
Total	$201,170	$(155,554)	$45,616

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying Consolidated and Combined Statements of Operations and amounted to $7.5 million, $8.3 million, and $8.5 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Additionally, amortization expense for intangible assets of the Parent utilized by the Cerence business amounted to $22 thousand in the fiscal year ended September 30, 2019, and is included in the cost of revenue as shown in Note 16. Amortization expense for customer relationships is included in operating expenses and amounted to $12.7 million, $12.6 million, and $12.5 million in the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Estimated amortization for each of the five succeeding years and thereafter as of September 30, 2021, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenues	Operating Expenses	Total
2022	$2,983	$11,661	$14,644
2023	414	6,052	6,466
2024	104	2,362	2,466
2025		1,772	1,772
2026	—	—	—
Thereafter	—	—	—
Total	$3,501	$21,847	$25,348

9. Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2021	2020
Machinery and equipment	3-5	$7,577	$7,746
Computers, software and equipment	3-5	42,380	42,705
Leasehold improvements	2-15	8,493	10,513
Furniture and fixtures	5-7	4,150	4,691
Finance leases		3,437	2,710
Construction in progress		12,379	4,547
Subtotal		78,416	72,912
Less: accumulated depreciation		(46,911)	(43,383)
Total		$31,505	$29,529

As of September 30, 2021 and 2020, the net book value of capitalized internal-use software costs was $5.3 million and $6.9 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the fiscal years ended September 30, 2021, 2020, and 2019 was $9.5 million, $9.2 million, and $6.2 million, respectively, which included amortization expense of $3.4 million, $3.1 million, and $2.7 million, respectively, for internally developed software costs.

The following table presents our property and equipment, net by geography at September 30, 2021 and 2020 (dollars in thousands):

	September 30,
	2021	2020
Long-lived assets:
United States	$22,550	$19,898
Canada	2,850	3,464
Germany	1,973	2,573
Other countries	4,132	3,594
Total long-lived assets	$31,505	$29,529

10. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2021	2020
Compensation	$39,536	$37,960
Sales and other taxes payable	8,574	14,688
Cost of revenue related liabilities	4,634	3,683
Professional fees	3,604	2,458
Interest payable	1,919	2,703
Other	6,200	4,586
Total	$64,467	$66,078

11. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company.

The following table sets forth the fiscal year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at October 1, 2018	$2,269	$6	$2,275	$777	$3,052
Restructuring and other costs, net	130	1,704	1,834	22,570	24,404
Cash payments	(1,910)	(1,684)	(3,594)	(19,471)	(23,065)
Balance at September 30, 2019	489	26	515	3,876	4,391
Restructuring and other costs, net	3,694	1,037	4,731	11,727	16,458
Non-cash adjustment	—	(1,031)	(1,031)	—	(1,031)
Cash payments	(3,420)	(26)	(3,446)	(13,675)	(17,121)
Foreign exchange impact on ending balance	1	4	5	—	5
Balance at September 30, 2020	764	10	774	1,928	2,702
Restructuring and other costs, net	1,689	1,394	3,083	2,009	5,092
Non-cash adjustment	—	1,809	1,809	—	1,809
Cash payments	(839)	(1,265)	(2,104)	(2,403)	(4,507)
Foreign exchange impact on ending balance	6	(67)	(61)	—	(61)
Balance at September 30, 2021	$1,620	$1,881	$3,501	$1,534	$5,035

Fiscal Year 2021

For the fiscal year ended September 30, 2021, we recorded restructuring charges of $5.1 million, which included a $1.7 million severance charge related to the elimination of personnel across multiple functions, $1.4 million charge resulting from the closure of facilities that will no longer be utilized, and $2.0 million related to other one-time charges.

Fiscal Year 2020

For the fiscal year ended September 30, 2020, we recorded restructuring charges of $16.5 million, which included a $3.7 million severance charge related to the elimination of personnel across multiple functions, $1.0 million resulting from the restructuring of facilities that will no longer be utilized, and $11.7 million related to costs incurred to establish the Cerence business as a standalone public company.

Fiscal Year 2019

For the fiscal year ended September 30, 2019, we recorded restructuring charges of $24.4 million, which included $0.1 million severance charge related to the elimination of personnel across multiple functions, $1.7 million primarily resulting from the restructuring of facilities that will no longer be utilized, and $22.6 million related to professional service fees incurred to establish Cerence business as a standalone public company.

12. Leases

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (in months):
Operating leases	52.2	55.9
Finance leases	47.1	55.8
Weighted-average discount rate:
Operating leases	5.1%	7.4%
Finance leases	4.4%	4.4%

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheets as of September 30, 2021 and 2020 (dollars in thousands):

	Classification	September 30, 2021	September 30, 2020
Assets
Operating lease assets	Operating lease right of use assets	$14,901	$20,096
Finance lease assets	Property and equipment, net	1,700	1,414
Total lease assets		$16,601	$21,510

Liabilities
Current
Operating	Short-term operating lease liabilities	$4,562	$5,700
Finance	Accrued expenses and other current liabilities	430	271
Noncurrent
Operating	Long-term operating lease liabilities	$12,216	$17,821
Finance	Other liabilities	1,234	1,088
Total lease liability		$18,442	$24,880

The following table presents lease expense for the fiscal years ended September 30, 2021 and 2020 (dollars in thousands):

	Year Ended September 30,
	2021	2020
Finance lease costs:
Amortization of right of use asset	$410	$255
Interest on lease liability	63	22
Operating lease cost	7,619	8,245
Variable lease cost	2,142	1,060
Sublease income	(207)	(206)
Total lease cost	$10,027	$9,376

For the fiscal years ended September 30, 2021 and 2020, cash payments related to operating leases were $7.8 million and $8.0 million, respectively. For the fiscal years ended September 30, 2021 and 2020, cash payments related to financing leases were $0.5 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the fiscal years ended September 30, 2021 and 2020, right of use assets obtained in exchange for lease obligations were $2.9 million and $7.9 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2021 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2022	$5,289	$480	$5,769
2023	4,087	468	4,555
2024	3,748	417	4,165
2025	2,319	362	2,681
2026	1,525	53	1,578
Thereafter	1,521	—	1,521
Total future minimum lease payments	$18,489	$1,780	$20,269
Less effects of discounting	(1,711)	(116)	(1,827)
Total lease liabilities	$16,778	$1,664	$18,442
Reported as of September 30, 2021
Short-term lease liabilities	$4,562	$430	$4,992
Long-term lease liabilities	12,216	1,234	13,450
Total lease liabilities	$16,778	$1,664	$18,442

13. Stockholders’ Equity

Share-based Compensation Plans

Prior to the Spin-Off from Nuance, the Parent maintained a number of stock-based compensation programs at the corporate level in which the Cerence business’s employees participated. All awards granted under the programs relate to the Parent’s common stock.

Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or (“Preferred Stock”), and 560,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”).

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan (“ESPP”). On January 1, 2021, in accordance with the automatic annual increase provision of the Equity Incentive Plan, an aggregate of 1,130,547 shares of Common Stock were added to the shares available for issuance under the Equity Incentive Plan.

The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. Awards issued under the Plan may not have a term greater than ten years from the date of grant.

In connection with the Spin-Off from Nuance, all outstanding Nuance restricted stock units and performance stock units held by Cerence employees were cancelled, and regranted such employees economically equivalent restricted stock units of Cerence. 1,208,931 restricted stock units were issued in connection with the Spin-Off.

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

In fiscal years ended September 30, 2021 and 2020, we withheld payroll taxes totaling $46.0 million and $9.4 million, respectively, related to the vesting of Restricted Awards.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at October 1, 2020	2,042,918	771,387	2,814,305	$18.63
Granted	678,647	290,035	968,682	$61.48
Vested	(1,267,363)	(403,502)	(1,670,865)	$35.78
Forfeited	(33,670)	(3,301)	(36,971)	$52.48
Non-vested at September 30, 2021	1,420,532	654,619	2,075,151	$44.20	0.82	$199,435
Expected to vest			2,075,151	$44.20	0.82	$199,435

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

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.10%	1.56%
Expected volatility	96.61%	58.18%
Expected life (in years)	0.50	0.50
Weighted-average fair value of shares issued (per share)	$35.13	$8.93

The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Shares issued under the ESPP	44,172	63,503
Average price of shares issued	$73.40	$20.66

Stock-based Compensation

Prior to the Spin-Off, stock-based compensation expense recorded by the Cerence business includes the expense associated with the employees historically attributable to the Cerence business’s operations and the expense associated with the allocation of stock compensation expense for corporate employees.

During fiscal years ended September 30, 2021 and 2020, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

The amounts included in the Consolidated and Combined Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Cost of licensing	$—	$—	$21
Cost of connected services	865	1,382	827
Cost of professional services	4,895	4,191	1,048
Research and development	16,538	13,944	15,946
Sales and marketing	12,533	9,580	6,137
General and administrative	25,724	18,188	5,703
Total	$60,555	$47,285	$29,682

14. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2021, accrued losses were not material to our consolidated and combined financial statements, and we do not expect any pending matter to have a material impact on our consolidated and combined financial statements.

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

As of September 30, 2021, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2022 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

15. Pension and Other Post-Retirement Benefits

As discussed within Note 16, we entered into an Employee Matters Agreement with Nuance, which provides that we establish certain compensation and benefit plans for the benefit of our employees following the Spin-Off, including a 401(k) savings plan, which accepts direct rollovers of account balances from the Nuance 401(k) savings plan for any of our employees who elect to do so. In addition, we assumed certain assets and liabilities with respect to our current and former employees under certain of Nuance’s U.S. and non-U.S. defined benefit pension plans (with assets and liabilities allocated based on formulas specified in the Employee Matters Agreement for each pension plan).

Defined Contribution Plans

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.7 million, $0.7 million, and $1.0 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively.

Defined Benefit Pension Plans

We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans were assumed as part of the Spin-Off or are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.

The total defined benefit plan pension expenses incurred for these plans were $0.9 million, $0.5 million, and $0.4 million for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2021 was $14.7 million and $8.7 million, as of September 30, 2020 was $8.3 million and $7.1 million, and as of September 30, 2019 was $7.3 million and $6.8 million, respectively.

For the fiscal years ended September 30, 2021, 2020 and 2019, charges for contributions to defined benefit pension plans were not material to the Consolidated and Combined Statements of Operations.

16. Relationship with Parent and Related Entities

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

The Parent provided facilities, information services and certain corporate and administrative services to the Cerence business. Expenses relating to these services have been allocated to the Cerence business and are reflected in the combined financial statements. Where direct assignment is not possible or practical, these costs were allocated on a pro rata basis of revenues, headcount or other measures. The following table summarizes the components of general allocated corporate expenses for the year ended September 30, 2019 (dollars in thousands):

Year Ended September 30, 2019
Facility	$6,299
Depreciation	1,637
Amortization	22
Facility and other usage charges	7,958
Information services	8,633
Corporate and administrative services	22,166
Total	$38,757

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

(c) Intercompany Receivables/Payables

All significant intercompany transactions between the Cerence business and the Parent and its non-Cerence businesses have been included in these Consolidated and Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions have been accounted for through parent company net investment in the Combined Statements of Changes in Parent Company Equity and the Combined Statement of Cash Flows as a financing activity.

The following table summarizes the components of the net transfers to Parent for the fiscal years ended September 30, 2021, 2020, and 2019 (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Net transactions with Parent	$—	$(6,098)	$(83,554)
Distribution to Parent	—	(152,978)	—
Net reclassification of net parent investment in Cerence	—	(938,051)	—
Stock-based compensation	—	—	29,682
Accrued bonus	—	—	9,478
Corporate depreciation and amortization	—	—	1,659
Fixed asset reclasses from the Parent	—	—	10,088
Voicebox Purchase Accounting Adjustment	—	—	3,591
Intangible asset reclasses from the Parent	—	—	1,665
Net transfer to Parent	$—	$(1,097,127)	$(27,391)

Agreements with Nuance

In connection with the Spin-Off, we entered into several agreements with Nuance that set forth the principal actions taken or to be taken in connection with the Spin-Off and that govern the relationship of the parties following the Spin-Off, including the following:

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

17. Income Taxes

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

We are subject to additional requirements of the TCJA during the fiscal years ended September 30, 2021, 2020 and 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). We have elected to account for GILTI as a period cost and therefore included GILTI expense in the effective tax rate calculation. Our estimates may be revised in future periods as we obtain additional data and as the IRS issues new guidance implementing the law changes.

Provision for (benefit from) income taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Domestic	$20,933	$(27,889)	$(22,904)
Foreign	27,336	4,849	34,088
Income (loss) before income taxes	$48,269	$(23,040)	$11,184

The components of provision for (benefit from) income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Current:
Federal	$—	$—	$5,352
State	35	—	1,059
Foreign	6,760	5,844	5,728
Total current	$6,795	$5,844	$12,139
Deferred:
Federal	5,437	(1,636)	(6,210)
State	5,001	(239)	(1,593)
Foreign	(14,857)	(8,693)	(93,420)
Total deferred	(4,419)	(10,568)	(101,223)
Provision for (benefit from) income taxes	$2,376	$(4,724)	$(89,084)
Effective income tax rate	4.9%	20.5%	(796.5)%

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020	2019
Federal tax provision at statutory rate	$10,137	$(4,838)	$2,270
State tax, net of federal benefit	3,979	(221)	(490)
Foreign tax rate and other foreign related tax items	(15,626)	(2,347)	(4,764)
Uncertain tax positions	861	(887)	57,631
Stock-based compensation	1,629	3,456	—
Global intangible low-taxed income	554	336	3,923
Foreign-derived intangible income	—	—	(547)
Capital losses	—	—	8,187
Change in U.S. valuation allowance	(225)	—	(8,187)
Non-deductible expenditures	3,999	2,728	2,707
R&D credits	(2,932)	(2,951)	(1,675)
Intangible property transfers	—	—	(148,139)
Provision for (benefit from) income taxes	$2,376	$(4,724)	$(89,084)

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

Our effective tax rate for the fiscal year 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, and an income tax benefit of $15.9 million related to an increase in the Netherlands tax rate enacted in the first quarter of fiscal year 2021.

The effective tax rate for the fiscal year 2020 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, R&D incentives, and an income tax benefit of approximately $5.0 million related to an increase in tax rates in the Netherlands enacted in the first quarter of fiscal year 2020.

The effective income tax rate in fiscal year 2019 differs from the U.S. federal statutory rate of 21.0%, primarily due to a net tax benefit of $91.7 million related to intangible property transfers, partially offset by an uncertain tax position. The net tax benefit is also partially offset by GILTI tax expense of $3.9 million.

As of September 30, 2021, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2021, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2021 and 2020 (dollars in thousands):

	September 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$17,098	$17,347
Capital loss carryforwards	8,187	9,557
Federal credit carryforwards	5,160	3,665
Accrued expenses and other reserves	5,992	4,536
Difference in timing of revenue related items	39,105	51,483
Acquired intangibles	102,481	94,389
Interest limitations carryforward	7,319	9,399
Operating lease liabilities	5,065	6,568
Depreciation	2,723	1,682
Deferred compensation	2,174	1,465
Pension obligation	1,870	2,522
Other	1,249	1,726
Total deferred tax assets	$198,423	$204,339
Valuation allowance for deferred tax assets	(12,209)	(13,491)
Deferred tax assets	$186,214	$190,848
Deferred tax liabilities:
Depreciation	$(4,636)	$(3,381)
Acquired intangibles	(17,204)	(21,255)
Convertible debt	(3,349)	(4,406)
Operating lease right-of-use assets	(4,303)	(5,677)
Other	(163)	(2,457)
Total deferred tax liabilities	(29,655)	(37,176)
Net deferred tax assets	$156,559	$153,672

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. As of September 30, 2021, we have $8.2 million and $4.0 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2020, we had $9.8 million and $3.7 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.

As of September 30, 2021, we have U.S. federal net operating loss (“NOL”) carryforwards of $15.0 million, state NOL carryforwards of $4.3 million, and foreign NOL carryforwards of $99.9 million, before uncertain tax positions of $32.8 million. As of September 30, 2020, we have U.S. federal NOL carryforwards of $20.1 million, state NOL carryforwards of $6.1 million, and foreign NOL carryforwards of $75.6 million, before uncertain tax position amounts of $18.2 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period. As of September 30, 2021 and 2020, unlimited federal NOLs are $15.0 million and $20.1 million, respectively, and unlimited Netherlands NOLs include $70.1 million and $57.1 million, respectively.

As of September 30, 2021, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $10.8 million, before uncertain tax positions of $9.1 million, state research and development credits of $0.3 million, and foreign research and development credits of $4.3 million. As of September 30, 2020, we have U.S. federal research and development carryforwards $0.9 million, and foreign research and development credits of $2.8 million. These carryforwards will expire at various dates beginning in 2022 and extending up to 2041.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax positions in our provision for (benefit from) income taxes line of our Consolidated and Combined Statements of Operations.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2021	2020
Balance at the beginning of the year	$67,358	$60,821
Beginning balance adjustment	9,884	3,999
Increases related to tax positions taken from prior periods	9,367	3,304
Increases related to tax positions taken during current period	768	328
Decreases for tax settlements and lapse in statutes	(233)	(1,094)
Balance at the end of the year	$87,144	$67,358

For the periods prior to the Spin-Off, the unrecognized tax benefits reflected in the financial statements were determined using the Separate Return Method. As a result of the Spin-Off, in fiscal year 2020, we recognized a beginning balance adjustment of $2.1 million of liabilities for unrecognized tax benefits, determined on an asset and liability method, that stay with the legal entities included in the Spin-Off of the Cerence business from the Parent, which were recorded through Parent company investment, net of corresponding indemnification assets. During fiscal year 2021, we finalized pre-spin tax attributes and recognized as beginning balance adjustments uncertain tax positions of $9.1 million on certain tax credit carryforwards. As of September 30, 2021 and 2020, beginning balance adjustments include cumulative translation adjustments of $0.8 million and $1.9 million, respectively.

Increases related to tax positions taken from prior period include the effect of tax rate changes of $9.4 million and $3.3 million at September 30, 2021 and 2020, respectively.

As of September 30, 2021, $87.1 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest related to uncertain tax positions in our provision for (benefit from) income taxes of $0.3 million, ($0.1) million and $0.5 million during fiscal years 2021, 2020 and 2019 respectively. We recorded interest of $4.2 million and $3.7 million as of September 30, 2021 and 2020, respectively.

We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2018 through 2020 years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

18. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	September 30, 2020
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $15,019 and $18,546, respectively, and deferred issuance costs of $3,776 and $4,664, respectively. Effective interest rate 6.29%.	$156,205	$151,791
Senior Credit Facilities, net of unamortized discount of $1,829 and $1,820, respectively, and deferred issuance costs of $221 and $287, respectively. Effective interest rate 2.86% and 4.02%, respectively.	115,138	121,331
Total debt	$271,343	$273,122
Less: current portion	(6,250)	(6,250)
Total long-term debt	$265,093	$266,872

The following table summarizes the maturities of our borrowing obligations as of September 30, 2021 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2022	$—	$6,250	$6,250
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
2026	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$175,000	$117,188	$292,188
Less: unamortized discount and issuance costs	(18,795)	(2,050)	(20,845)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$156,205	$108,888	$265,093

3.00% Senior Convertible Notes due 2025

On June 2, 2020, in an effort to refinance our debt structure, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between us and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs. We used net proceeds from the issuance of the Notes to repay a portion of our indebtedness under the Credit Agreement, dated October 1, 2019, by and among us, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (the “Existing Facility”).

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of September 30, 2021, the if-converted value of the Notes exceeds its principal amount by $274.5 million.

A holder of Notes may convert all or any portion of its Notes at its option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes at any time, regardless of the foregoing.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the Notes prior to June 5, 2023. We may redeem for cash all or any portion of the Notes, at our option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture governing the Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued special interest, if any, to be immediately due and payable.

At issuance, we accounted for the Notes by allocating proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their expected term as interest expense using the interest method. Upon issuance of the Notes, we recorded $155.3 million as debt and $19.7 million as additional paid-in capital in stockholders’ equity. As of September 30, 2021 and 2020, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

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

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	Year Ended September 30,
	2021	2020
Contractual interest expense	$5,246	$1,753
Amortization of debt discount	3,527	1,131
Amortization of issuance costs	887	285
Total interest expense related to the Notes	$9,660	$3,169

The conditional conversion feature of the Notes was triggered during the fiscal year ended September 30, 2021, and the Notes were convertible as of September 30, 2021, with no Notes being converted. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2021, there were no amounts outstanding under the Revolving Facility.

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

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended September 30, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2021 and 2020 was $4.1 million and $1.5 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2021, we were in compliance with all Credit Agreement covenants.

19. Impact on Previously Issued Financial Statements for Immaterial Adjustments

During the quarter ended March 31, 2021, we identified three immaterial errors and made adjustments to correct those errors that affected previously issued consolidated financial statements.

•During the first quarter of fiscal 2021, we recognized an immaterial amount of connected services revenue which related to fiscal year 2020.

•During the first quarter of fiscal 2021, the estimated achievement percentage relating to our long-term incentive plan increased. We did not originally record the corresponding cumulative adjustment to stock-based compensation during the three months ended December 31, 2020.

•During the fourth quarter of fiscal 2020, we recorded a restructuring accrual relating to the closure of a facility under ASC 420 Exit or Disposal Cost Obligation when ASC 842 Leases should have been applied. During the three months ended December 31, 2020, a partial true up was recorded to the restructuring accrual.

We also recorded certain adjustments to income taxes reflecting the tax effect of the aforementioned adjustments.

During the year ended September 30, 2020, right of use assets obtained in exchange for lease obligations was $7.9 million. We have updated Note 12 - Leases to reflect the prior year amount.

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

Management report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposals of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2021, our internal control over financial reporting was effective based on those criteria.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2021 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonability likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on October 2, 2019. Our Code of Business Conduct and Ethics can be found at our website: www.cerence.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, Cerence Inc., 1 Burlington Woods Drive, Suite 301A, Burlington, MA 01803.

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.cerence.com.

The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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

(3)	Exhibits — See Item 15(b) of this Report below.
(b)	Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities		10-K	001-39030	4.3	November 19, 2020
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019
10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.5	October 2, 2019
10.6†	Offer Letter of Sanjay Dhawan, dated February 14, 2019		10	001-39030	10.6	August 21, 2019
10.7†	Change of Control and Severance Agreement between Sanjay Dhawan and Nuance Communications, Inc.		10	001-39030	10.7	August 21, 2019
10.8†	Amendment to Offer Letter of Sanjay Dhawan, dated August 26, 2019		10/A	001-39030	10.8	September 4, 2019
10.9†	Cerence 2019 Equity Incentive Plan		S-8	333-234040	4.3	October 2, 2019
10.10†	Cerence 2019 Employee Stock Purchase Plan		S-8	333-234040	4.6	October 2, 2019
10.11†	Form of Change of Control and Severance Agreement - NEO		10-K	001-39030	10.14	December 19, 2020
10.12	Indemnification Agreement		10-K	001-39030	10.15	December 19, 2020

10.13†	Restricted Stock Unit Award Agreement		10-K	001-39030	10.13	November 19, 2020
10.14†	Performance-Based Restricted Stock Unit Award Agreement		10-K	001-39030	10.14	November 19, 2020
10.15	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.16	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020
10.17	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
10.18†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan		10-K	001-39030	10.18	November 19, 2020
10.19	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		8-K	001-39030	10.1	December 21, 2020
10.20†	CEO Change of Control and Severance Agreement		10-Q	001-39030	10.2	February 8, 2021
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (including in signature pages hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†	Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERENCE INC.

Date: November 22, 2021	By:	/s/ Sanjay Dhawan
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

Name	Title	Date

/s/ Sanjay Dhawan	Chief Executive Officer and Director	November 22, 2021
Sanjay Dhawan	(Principal Executive Officer)

/s/ Mark Gallenberger	Chief Financial Officer	November 22, 2021
Mark Gallenberger	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arun Sarin	Chairman of the Board	November 22, 2021
Arun Sarin

/s/ Thomas Beaudoin	Director	November 22, 2021
Thomas Beaudoin

/s/ Marianne Budnik	Director	November 22, 2021
Marianne Budnik

/s/ Sanjay Jha	Director	November 22, 2021
Sanjay Jha

/s/ Kristi Ann Matus	Director	November 22, 2021
Kristi Ann Matus

/s/ Alfred Nietzel	Director	November 22, 2021
Alfred Nietzel