Form 10-Q
period 2021-12-31
Cerence Inc.
filed 2022-02-08
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of January 31, 2022, the registrant had 39,166,567 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants such as Omicron;
•	the transition in our chief executive officer position;
•	adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic;
•	the continuation of the semiconductor shortage being experienced by the automotive industry;
•	the highly competitive and rapidly changing market in which we operate;
•	our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•	our fluctuations in our financial and operating results;
•	escalating pricing pressures from our customers;
•	our failure to win, renew or implement service contracts;
•	the cancellation or postponement of service contracts after a design win;
•	the loss of business from any of our largest customers;
•	inability to recruit and retain qualified personnel;
•	cybersecurity and data privacy incidents that damage client relations;
•	interruptions or delays in our services or services from data center hosting facilities or public clouds;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	unforeseen U.S. and foreign tax liabilities;
•	impairment of our goodwill and other intangible assets;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	defects in our software products that result in lost revenue, expensive corrections or claims against us;
•	our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•	our strategy to increase cloud services and ability to successfully introduce new products, applications or services;
•	a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•	restrictions on our current and future operations under the terms of our debt and the use of cash to service our debt; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors”. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues:
License	$46,850	$46,414
Connected services	28,159	25,930
Professional services	19,417	21,299
Total revenues	94,426	93,643
Cost of revenues:
License	721	674
Connected services	5,724	7,013
Professional services	15,903	17,322
Amortization of intangible assets	1,879	1,879
Total cost of revenues	24,227	26,888
Gross profit	70,199	66,755
Operating expenses:
Research and development	25,792	24,131
Sales and marketing	5,879	9,008
General and administrative	7,527	12,434
Amortization of intangible assets	3,154	3,158
Restructuring and other costs, net	4,915	480
Total operating expenses	47,267	49,211
Income from operations	22,932	17,544
Interest income	90	18
Interest expense	(3,427)	(3,799)
Other income (expense), net	(252)	(2,237)
Income before income taxes	19,343	11,526
Provision for (benefit from) income taxes	299	(9,415)
Net income	$19,044	$20,941
Net income per share:
Basic	$0.49	$0.56
Diluted	$0.47	$0.53
Weighted-average common share outstanding:
Basic	38,839	37,180
Diluted	44,370	43,363

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2021	2020

Net income	$19,044	$20,941
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,389)	14,170
Pension adjustments, net	73	(30)
Net unrealized loss on available-for-sale securities	(35)	—
Total other comprehensive (loss) income	(5,351)	14,140
Comprehensive income	$13,693	$35,081

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,236	$128,428
Marketable securities	27,905	30,435
Accounts receivable, net of allowances of $181 and $395	37,765	45,560
Deferred costs	5,894	6,095
Prepaid expenses and other current assets	92,352	76,530
Total current assets	281,152	287,048
Long-term marketable securities	7,720	7,339
Property and equipment, net	34,437	31,505
Deferred costs	29,882	31,702
Operating lease right of use assets	16,525	14,901
Goodwill	1,125,648	1,128,511
Intangible assets, net	20,138	25,348
Deferred tax assets	157,833	159,293
Other assets	19,090	20,081
Total assets	$1,692,425	$1,705,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,322	$11,636
Deferred revenue	71,215	78,394
Short-term operating lease liabilities	5,386	4,562
Short-term debt	6,250	6,250
Accrued expenses and other current liabilities	50,309	64,467
Total current liabilities	141,482	165,309
Long-term debt	264,831	265,093
Deferred revenue, net of current portion	193,443	198,343
Long-term operating lease liabilities	12,998	12,216
Other liabilities	30,170	32,822
Total liabilities	642,924	673,783
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 39,162 and 38,025 shares issued and outstanding, respectively	392	381
Accumulated other comprehensive (loss) income	(3,717)	1,634
Additional paid-in capital	1,006,205	1,002,353
Retained earnings	46,621	27,577
Total stockholders' equity	1,049,501	1,031,945
Total liabilities and stockholders' equity	$1,692,425	$1,705,728

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended December 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net income	-	-	-	19,044	-	19,044
Other comprehensive loss	-	-	-	-	(5,351)	(5,351)
Issuance of common stock	1,281	12	32,127	-	-	32,139
Stock withheld to cover tax withholdings requirements upon stock vesting	(144)	(1)	(46,287)	-	-	(46,288)
Stock-based compensation	-	-	18,012	-	-	18,012
Balance at December 31, 2021	39,162	$392	$1,006,205	$46,621	$(3,717)	$1,049,501

Three Months Ended December 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(18,316)	$3,711	$960,071
Net loss	-	-	-	20,941	-	20,941
Other comprehensive income	-	-	-	-	14,140	14,140
Issuance of common stock	1,276	13	3,650	-	-	3,663
Stock withheld to cover tax withholdings requirements upon stock vesting	(433)	(4)	(30,254)	-	-	(30,258)
Stock-based compensation	-	-	27,163	-	-	27,163
Balance at December 31, 2020	37,685	$378	$974,866	$2,625	$17,851	$995,720

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$19,044	$20,941
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,210	7,624
Benefit from credit loss reserve	(418)	(410)
Stock-based compensation	5,841	13,325
Non-cash interest expense	1,301	1,230
Deferred tax benefit	(1,455)	(16,137)
Other	551	—
Changes in operating assets and liabilities:
Accounts receivable	7,555	(7,155)
Prepaid expenses and other assets	(19,707)	1,025
Deferred costs	1,509	2,051
Accounts payable	(3,153)	(3,655)
Accrued expenses and other liabilities	(2,797)	(1,527)
Deferred revenue	(10,336)	(6,503)
Net cash provided by operating activities	5,145	10,809
Cash flows from investing activities:
Capital expenditures	(4,410)	(2,369)
Purchases of marketable securities	(3,593)	(6,358)
Sale and maturities of marketable securities	5,706	—
Other investing activities	559	—
Net cash used in investing activities	(1,738)	(8,727)
Cash flows from financing activities:
Payments for long-term debt issuance costs	—	(520)
Principal payments of long-term debt	(1,563)	(1,563)
Common stock repurchases for tax withholdings for net settlement of equity awards	(44,573)	(30,258)
Principal payment of lease liabilities arising from a finance lease	(155)	(101)
Proceeds from the issuance of common stock	32,139	3,663
Net cash used in financing activities	(14,152)	(28,779)
Effects of exchange rate changes on cash and cash equivalents	(447)	990
Net change in cash and cash equivalents	(11,192)	(25,707)
Cash and cash equivalents at beginning of period	128,428	136,067
Cash and cash equivalents at end of period	$117,236	$110,360
Supplemental information:
Cash paid for income taxes	$2,455	$563
Cash paid for interest	$3,392	$3,805

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

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and scope of the pandemic, its severity, the emergence of new variants of the virus, such as Omicron, the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, we have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 11.1% and 10.3% of our Accounts receivable, net balance at December 31, 2021. One customer accounted for 12.1% of our Accounts receivable, net balance at September 30, 2021.

Allowance for Credit Losses

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

The change in the allowance for credit losses for the three months ended December 31, 2021 is as follows (dollars in thousands):
Allowance for Credit Losses
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	14
Foreign exchange impact on ending balance	(33)
Balance as of December 31, 2021	$429

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Revenues:
United States	$35,129	$32,094
Other Americas	2	43
Germany	19,509	32,044
Other Europe, Middle East and Africa	3,963	3,469
Japan	26,076	12,673
Other Asia-Pacific	9,747	13,320
Total net revenues	$94,426	$93,643

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to two customers accounted for $24.2 million, or 25.7%, and $17.9 million, or 19.0%, of revenues for the three months ended December 31, 2021. Revenues relating to one customer accounted for $17.9 million, or 19.1%, of revenues for the three months ended December 31, 2020.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of December 31, 2021 and September 30, 2021, we had $6.5 million and $6.9 million of contract acquisition costs, respectively. We had amortization expense of $0.6 million and $0.4 million related to these costs during the three months ended December 31, 2021 and 2020, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.8 million and $4.3 million related to these costs during the three months ended December 31, 2021 and 2020, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. Contract assets are included in Prepaid expenses and other current assets. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2021	$59,143
Revenues recognized but not billed	36,425
Amounts reclassified to accounts receivable, net	(18,087)
Balance as of December 31, 2021	$77,481

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2021	$276,737
Amounts billed but not recognized	23,881
Revenue recognized	(35,960)
Balance as of December 31, 2021	$264,658

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2021 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$125,457	$163,626	$20,298	$309,381

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

The dilutive effect of the Notes (as defined in Note 14) is reflected in net income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net income per share:

	Three Months Ended December 31,
in thousands, except per share data	2021	2020

Numerator:
Net income - basic and diluted	$19,044	$20,941
Interest on Convertible Senior Notes, net of tax	1,911	1,831
Net income - diluted	$20,955	$22,772

Denominator:
Weighted average common shares outstanding - basic	38,839	37,180
Dilutive effect of restricted stock awards	854	1,506
Dilutive effect of the Notes	4,677	4,677
Weighted average common shares outstanding - diluted	44,370	43,363

Net income per common share:
Basic	$0.49	$0.56
Diluted	$0.47	$0.53

We exclude weighted-average potential shares from the calculations of diluted net income per share during the applicable periods when their inclusion is anti-dilutive. For the three months ended December 31, 2021 and 2020, no shares were considered anti-dilutive.

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$77,303	$77,303	$-
Level 2:
Time deposits, $1,748 at cost (a)	1,748	1,748	-
Commercial paper, $16,683 at cost (b)	16,683	-	16,683
Corporate bonds, $18,987 at cost (b)	18,942	-	18,942
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$116,676	$79,051	$35,625

	September 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$75,873	$75,873	$-
Level 2:
Time deposits, $2,965 at cost (a)	2,965	2,965	-
Commercial paper, $18,080 at cost (b)	18,080	-	18,080
Corporate bonds, $19,704 at cost (b)	19,694	-	19,694
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$118,612	$78,838	$37,774

(a)	Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

Commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Condensed Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

(c)

Debt Securities are included within Prepaid and other current assets in the Condensed Consolidated Balance Sheets and classified as current given the maturity of the financial asset is less than 12 months.

During the three months ended December 31, 2021 and 2020, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive income.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2021 and September 30, 2021, the estimated fair value of our Notes was $337.8 million and $469.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

We have non-controlling equity investments in privately held companies. We evaluated the equity investments under the voting model and concluded consolidation was not applicable. We accounted for the investments by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. We hold $3.1 million of investments without readily determinable fair values as of December 31, 2021. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At December 31, 2021, the total notional amount of forward contracts was $65.9 million. At December 31, 2021, the weighted-average remaining maturity of these instruments was approximately 11.8 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2021 and September 30, 2021 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2021	September 30, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,642	$1,235
Foreign currency forward contracts	Other assets	517	365
Foreign currency forward contracts	Accrued expenses and other current liabilities	148	131
Foreign currency forward contracts	Other liabilities	$169	$148

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three months ended December 31, 2021 and 2020 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended
Derivatives not designated as hedges	Classification	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Other income (expense), net	$1,117	$386

Note 7. Goodwill and Other Intangible Assets

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

On December 31, 2021, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the three months ended December 31, 2021 are as follows (dollars in thousands):

Total
Balance as of September 30, 2021	$1,128,511
Effect of foreign currency translation	(2,863)
Balance as of December 31, 2021	$1,125,648

(b) Intangible Assets, Net

As of December 31, 2021, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$109,833	$(91,317)	$18,516	2.1
Technology and patents	90,494	(88,872)	1,622	1.1
Total	$200,327	$(180,189)	$20,138

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,485	$(88,638)	$21,847	2.2
Technology and patents	90,738	(87,237)	3,501	0.9
Total	$201,223	$(175,875)	$25,348

Amortization expense related to intangible assets in the aggregate was $5.0 million and $5.0 million for the three months ended December 31, 2021 and 2020, respectively. We expect amortization of intangible assets to be approximately $9.6 million for the remainder of fiscal year 2022.

Note 8. Leases

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2021 and September 30, 2021:

	December 31, 2021	September 30, 2021
Weighted-average remaining lease term (in months):
Operating leases	46.9	52.2
Finance leases	44.6	47.1
Weighted-average discount rate:
Operating leases	4.5%	5.1%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Finance lease costs:
Amortization of right of use asset	$109	$141
Interest on lease liability	14	15
Operating lease cost	1,558	2,071
Variable lease cost	877	178
Sublease income	(48)	(53)
Total lease cost	$2,510	$2,352

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended December 31, 2021 and 2020, cash payments related to operating leases were $1.6 million and $2.3 million, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three months ended December 31, 2021 and 2020, cash payments related to financing leases were $0.2 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended December 31, 2021 and 2020, right of use assets obtained in exchange for lease obligations were $3.1 million and $2.0 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of December 31, 2021 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2022	$4,772	$312	$5,084
2023	5,219	468	5,687
2024	4,570	417	4,987
2025	2,368	362	2,730
2026	1,518	53	1,571
Thereafter	1,520	—	1,520
Total future minimum lease payments	$19,967	$1,612	$21,579
Less effects of discounting	(1,583)	(102)	(1,685)
Total lease liabilities	$18,384	$1,510	$19,894
Reported as of December 31, 2021
Short-term lease liabilities	$5,386	$370	$5,756
Long-term lease liabilities	12,998	1,140	14,138
Total lease liabilities	$18,384	$1,510	$19,894

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2021	September 30, 2021

Compensation	$22,002	$39,536
Sales and other taxes payable	8,996	8,574
Cost of revenue related liabilities	5,422	4,634
Professional fees	3,705	3,604
Interest payable	610	1,919
Other	9,574	6,200
Total	$50,309	$64,467

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2021 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2021	$1,620	$1,881	$3,501	$1,534	$5,035
Restructuring and other costs, net	237	197	434	4,481	4,915
Non-cash adjustments	—	(151)	(151)	(4,000)	(4,151)
Cash (payments) receipts	(1,105)	255	(850)	(1,177)	(2,027)
Foreign exchange impact on ending balance	—	2	2	—	2
Balance at December 31, 2021	$752	$2,184	$2,936	$838	$3,774

The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,
	2021	2020

Personnel	$237	$336
Facilities	197	118
Restructuring subtotal	434	454
Other	4,481	26
Restructuring and other costs, net	$4,915	$480

Fiscal Year 2022

For the three months ended December 31, 2021, we recorded restructuring charges of $4.9 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, a $0.2 million severance charge related to the elimination of personnel, and a $0.2 million charge resulting from the closure of facilities that will no longer be utilized.

Fiscal Year 2021

For the three months ended December 31, 2020, we recorded restructuring charges of $0.5 million, which included a $0.3 million severance charge related to the elimination of personnel, and $0.1 million resulting from the closure of facilities that will no longer be utilized, including adjustments to assumptions associated with these facilities.

Note 11. Stockholders’ Equity

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, par value $0.01 per share (“Common Stock”), consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) three percent (3%) of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year.

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2021 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2021	1,420,532	654,619	2,075,151	$44.20
Granted	364,118	171,583	535,701	$83.90
Vested	(806,660)	(474,681)	(1,281,341)	$59.84
Forfeited	(39,647)	(75,308)	(114,955)	$54.95
Non-vested at December 31, 2021	938,343	276,213	1,214,556	$64.14
Expected to vest			1,214,556	$64.14	1.21	$93,071

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	2021	2020
Cost of connected services	$146	$291
Cost of professional services	946	1,301
Research and development	1,995	4,138
Sales and marketing	(578)	2,639
General and administrative	(668)	4,956
Restructuring and other costs, net	4,000	—
	$5,841	$13,325

For the three months ended December 31, 2021, we decreased stock-based compensation expense relating to our performance-based restricted stock units. Compensation cost for our performance-based restricted stock units is recognized based on the number of units expected to vest upon the achievement of the performance conditions. We recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2021, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

As of December 31, 2021, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2022 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of income before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020

Domestic	$17,208	$3,314
Foreign	2,135	8,212
Income before income taxes	$19,343	$11,526

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020

Domestic	$1,437	$(438)
Foreign	(1,138)	(8,977)
Provision for (benefit from) income taxes	$299	$(9,415)
Effective income tax rate	1.5%	(81.7)%

The effective tax rates for the periods presented are based upon estimated income for the fiscal year and the statutory tax rates enacted in the jurisdictions in which we operate. For all periods presented, the effective tax rate differs from the 21.0% statutory U.S. tax rate due to the impact of the nondeductible stock-based compensation and our mix of jurisdictional earnings and related differences in foreign statutory tax rates.

Our effective tax rate for the three months ended December 31, 2021 was 1.5% compared to negative 81.7% for the three months ended December 31, 2020. Consequently, our provision for income taxes for the three months ended December 31, 2021 was $0.3 million, a net change of $9.7 million from a benefit from income taxes of $9.4 million for the three months ended December 31, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 partially offset by a $3.5 million tax benefit recorded as result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2022.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2021	September 30, 2021
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $14,095 and $15,019, respectively, and deferred issuance costs of $3,544 and $3,776, respectively. Effective interest rate 6.29%.	$157,361	$156,205
Senior Credit Facilities, net of unamortized discount of $1,700 and $1,829, respectively, and deferred issuance costs of $206 and $221, respectively. Effective interest rate 2.87% and 2.86%, respectively.	113,720	115,138
Total debt	$271,081	$271,343
Less: current portion	(6,250)	(6,250)
Total long-term debt	$264,831	$265,093

The following table summarizes the maturities of our borrowing obligations as of December 31, 2021 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2022	$—	$4,688	$4,688
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$115,626	$290,626
Less: unamortized discount and issuance costs	(17,639)	(1,906)	(19,545)
Less: current portion of long-term debt	—	(6,250)	(6,250)
Total long-term debt	$157,361	$107,470	$264,831

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of December 31, 2021, the if-converted value of the Notes exceeds its principal amount by $183.4 million.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock).

As of December 31, 2021, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three months ended December 31, 2021 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Contractual interest expense	$1,322	$1,322
Amortization of debt discount	924	868
Amortization of issuance costs	232	218
Total interest expense related to the Notes	$2,478	$2,408

The conditional conversion feature of the Notes was triggered during the three months ended December 31, 2021, and the Notes were convertible during the fiscal quarter ended December 31, 2021, with no Notes being converted. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2021, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment, among other things, revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended December 31, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2021 and 2020 was $0.9 million and $1.4 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2021, we were in compliance with all Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, and trends in the global auto industry, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Impact of COVID-19 on our Business

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by Part II, Item 1A of this Quarterly Report.

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

The condensed consolidated balance sheet data as of September 30, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2021 are not necessarily indicative of the results expected for the full year ending September 30, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended December 31, 2021 as compared to the three months ended December 31, 2020:

•Total revenue increased by $0.8 million, or 0.8%, to $94.4 million from $93.6 million.

•Operating margin increased 5.6 percentage points to 24.3% from 18.7%.

•Cash provided by operating activities was $5.1 million, a decrease of $5.7 million from cash provided by operating activities of $10.8 million.

Operating Results

The following table shows the Condensed Consolidated Statement of Operations for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Revenue:
License	$46,850	$46,414
Connected services	28,159	25,930
Professional services	19,417	21,299
Total revenues	94,426	93,643
Cost of revenue:
License	721	674
Connected services	5,724	7,013
Professional services	15,903	17,322
Amortization of intangible assets	1,879	1,879
Total cost of revenues	24,227	26,888
Gross profit	70,199	66,755
Operating expenses:
Research and development	25,792	24,131
Sales and marketing	5,879	9,008
General and administrative	7,527	12,434
Amortization of intangible assets	3,154	3,158
Restructuring and other costs, net	4,915	480
Total operating expenses	47,267	49,211
Income from operations	22,932	17,544
Interest income	90	18
Interest expense	(3,427)	(3,799)
Other income (expense), net	(252)	(2,237)
Income before income taxes	19,343	11,526
Provision for (benefit from) income taxes	299	(9,415)
Net income	$19,044	$20,941

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

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to Notes, the Senior Credit Facilities, and the Credit Agreement, dated October 1, 2019, by and among the Company, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent, which we repaid using proceeds from the issuance of the Notes.

Three Months Ended December 31, 2021 Compared with Three Months Ended December 31, 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2021	% of Total	2020	% of Total	2021 vs. 2020
License	$46,850	49.6%	$46,414	49.6%	0.9%
Connected services	28,159	29.8%	25,930	27.7%	8.6%
Professional services	19,417	20.6%	21,299	22.7%	(8.8)%
Total revenues	$94,426		$93,643		0.8%

Total revenues for the three months ended December 31, 2021 were $94.4 million, an increase of $0.8 million, or 0.8%, from $93.6 million for the three months ended December 31, 2020. The increase in revenues was driven by increases in licensing revenues and increased demand for our connected services. Currently, the global automotive industry is experiencing a semiconductor shortage. As of the date of this Quarterly Report, we are unable to predict the full extent this will have on our business.

License Revenue

License revenue for the three months ended December 31, 2021 was $46.9 million, an increase of $0.5 million, or 0.9%, from $46.4 million for the three months ended December 31, 2020. The increase in license revenue was primarily due to higher volume of licensing royalties as the global auto industry continues to recover from the COVID-19 pandemic and due to new markets. As a percentage of total revenues, license revenue remained flat at 49.6% for the three months ended December 31, 2021 and 2020.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2021 was $28.2 million, an increase of $2.3 million, or 8.6%, from $25.9 million for the three months ended December 31, 2020. This increase was primarily driven by greater demand for our connected services solutions as our customers increasingly deploy hybrid solutions. As a percentage of total revenues, connected services revenue increased by 2.1 percentage point from 27.7% for the three months ended December 31, 2020 to 29.8% for the three months ended December 31, 2021.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2021 was $19.4 million, a decrease of $1.9 million, or 8.8%, from $21.3 million for the three months ended December 31, 2020. This decrease was primarily driven by the composition of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 2.1 percentage points from 22.7% for the three months ended December 31, 2020 to 20.6% for the three months ended December 31, 2021.

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
License	$721	$674	7.0%
Connected services	5,724	7,013	(18.4)%
Professional services	15,903	17,322	(8.2)%
Amortization of intangibles	1,879	1,879	—

Total cost of revenues	$24,227	$26,888	(9.9)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
License	$46,129	$45,740	0.9%
Connected services	22,435	18,917	18.6%
Professional services	3,514	3,977	(11.6)%
Amortization of intangibles	(1,879)	(1,879)	—
Total gross profit	$70,199	$66,755	5.2%

Total cost of revenues for the three months ended December 31, 2021 were $24.2 million, a decrease of $2.7 million, or 9.9%, from $26.9 million for the three months ended December 31, 2020.

We experienced an increase in total gross profit of $3.4 million, or 5.2%, from $66.8 million for the three months ended December 31, 2020 to $70.2 million for the three months ended December 31, 2021. The increase was primarily driven by our license and connected services solutions.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2021 and 2020 was flat at $0.7 million. As a percentage of total cost of revenues, cost of license revenue increased by 0.5 percentage points from 2.5% for the three months ended December 31, 2020 to 3.0% for the three months ended December 31, 2021.

License gross profit increased by $0.4 million, or 0.9%, for the three months ended December 31, 2021 when compared to the three months ended December 31, 2020, primarily due to increases in license revenues on relatively flat costs.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2021 was $5.7 million, a decrease of $1.3 million, or 18.4%, from $7.0 million for the three months ended December 31, 2020. Cost of connected services revenue decreased primarily due to a $0.5 million decrease in salary-related expenditures, $0.2 million decrease in third-party contractor costs and $0.2 million decrease in depreciation costs offset by increase of $0.4 million in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 2.5 percentage points from 26.1% for the three months ended December 31, 2020 to 23.6% for the three months ended December 31, 2021.

Connected services gross profit increased $3.5 million, or 18.6%, from $18.9 million for the three months ended December 31, 2020 to $22.4 million for the three months ended December 31, 2021, driven by continued revenue growth and cost savings.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2021 was $15.9 million, a decrease of $1.4 million, or 8.2%, from $17.3 million for the three months ended December 31, 2020. Cost of professional services revenue decreased primarily due to a $1.6 million in lower internal allocated labor, $1.2 million decrease amortization in cost previously deferred, and $0.4 million decrease in stock-based compensation costs. The decrease was partly offset by a $1.9 million increase in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 1.2 percentage points from 64.4% for the three months ended December 31, 2020 to 65.6% for the three months ended December 31, 2021.

Professional services gross profit decreased $0.5 million, or 11.6%, from $4.0 million for the three months ended December 31, 2020 to $3.5 million for the three months ended December 31, 2021, which was due to a decline in professional services revenues.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended December 31,		% Change
2021	2020	2021 vs. 2020

Research and development	$25,792	$24,131	6.9%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2021 were $25.8 million, an increase of $1.7 million, or 6.9%, from $24.1 million for the three months ended December 31, 2020. The increase in R&D expenses was primarily attributable to a $2.4 million reduction in labor allocated to support our customer projects, $1.4 million increase in salary-related expenditures driven as well as $0.6 million increase in third party contractor costs.  The increase was partially offset by $1.0 million increase in capitalized cost associated with internally developed software and $2.1 million decrease in stock-based compensation costs. As a percentage of total operating expenses, R&D expenses increased by 5.6 percentage points from 49.0% for the three months ended December 31, 2020 to 54.6% for the three months ended December 31, 2021.

Sales & Marketing Expenses

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Sales and marketing	$5,879	$9,008	(34.7)%

Sales and marketing expenses for the three months ended December 31, 2021 were $5.9 million, a decrease of $3.1 million, or 34.7%, from $9.0 million for the three months ended December 31, 2020. The decrease in sales and marketing expenses was primarily attributable to a $3.2 million decrease in stock-based compensation and $0.4 million decrease in salary-related expenses partially offset by an increase of $0.2 million related to commission expense. As a percentage of total operating expenses, sales and marketing expenses decreased by 5.9 percentage points from 18.3% for the three months ended December 31, 2020 to 12.4% for the three months ended December 31, 2021.

General & Administrative Expenses

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
General and administrative	$7,527	$12,434	(39.5)%

General and administrative expenses for the three months ended December 31, 2021 were $7.5 million, a decrease of $4.9 million, or 39.5%, from $12.4 million for the three months ended December 31, 2020. The decrease in general and administrative expenses was primarily attributable to $5.6 million decrease in stock-based compensation and $0.3 million decrease in depreciation expense. The decrease was partly offset by a $1.0 million increase in salary-related expenses. As a percentage of total operating expenses, general and administrative expenses decreased by 9.4 percentage points from 25.3% for the three months ended December 31, 2020 to 15.9% for the three months ended December 31, 2021.

Amortization of Intangible Assets

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Cost of revenues	$1,879	$1,879	—
Operating expense	3,154	3,158	(0.1)%
Total amortization	$5,033	$5,037	(0.1)%

Intangible asset amortization for the three months ended December 31, 2021 and 2020 was flat at $5.0 million. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues increased by 0.8 percentage point from 7.0% for the three months ended December 31, 2020 to 7.8% for the three months ended December 31, 2021. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.3 percentage points from 6.4% for the three months ended December 31, 2020 as compared to 6.7% for the three months ended December 31, 2021.

Restructuring and Other Costs, Net

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Restructuring and other costs, net	$4,915	$480	924.0%

Restructuring and other costs, net for the three months ended December 31, 2021 were $4.9 million, an increase of $4.4 million, or 924.0%, from $0.5 million for the three months ended December 31, 2020. The increase in restructuring and other costs, net was primarily driven by $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards. As a percentage of total operating expenses, restructuring and other costs, net increased by 9.4 percentage points from 1.0% for the three months ended December 31, 2020 to 10.4% for the three months ended December 31, 2021.

Total Other Expense, Net

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Interest income	$90	$18	400.0%
Interest expense	(3,427)	(3,799)	(9.8)%
Other income (expense), net	(252)	(2,237)	(88.7)%
Total other expense, net	$(3,589)	$(6,018)	(40.4)%

Total other expense, net for the three months ended December 31, 2021 was expense of $3.6 million, a decrease of $2.4 million from $6.0 million of expense for the three months ended December 31, 2020. The decrease in interest expense was primarily attributable to a lower applicable interest rate on Term Loan Facility.  The decrease in other income (expense), net was primarily driven by foreign exchange gains offset by $1.3 million of expense related to a decrease in an asset corresponding with the release of indemnified pre-Spin-Off liabilities for uncertain tax positions. For further information, see “Liquidity and Capital Resources” below.

Provision For (Benefit From) Income Taxes

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Provision for (benefit from) income taxes	$299	$(9,415)	(103.2)%
Effective income tax rate %	1.5%	(81.7)%

Our effective income tax rate for the three months ended December 31, 2021 was 1.5%, compared to negative 81.7% for the three months ended December 31, 2020. Consequently, our provision for income taxes for the three months ended December 31, 2021 was $0.3 million, a net change of $9.7 million from a benefit from income taxes of $9.4 million for the three months ended December 31, 2020. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 partially offset by a $3.5 million tax benefit recorded as result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2022.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2021, we had $152.9 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper and corporate bonds. As of December 31, 2021, our net working capital, excluding deferred revenue and deferred costs, was $205.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generated from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our history of generating positive cash flows and the $152.9 million of cash, cash equivalents, and marketable securities as of December 31, 2021, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (a)	3,924	10,507	3,507	-	17,938
Senior Credit Facilities	4,688	23,438	87,500	-	115,626
Interest payable on Senior Credit Facilities (b)	2,026	4,797	845	-	7,668
Operating leases	4,772	9,789	3,886	1,520	19,967
Operating leases under restructuring (c)	70	25	396	198	689
Financing leases	312	885	415	-	1,612
Total material cash requirements	$15,792	$49,441	$271,549	$1,718	$338,500

(a)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2021.
(b)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of December 31, 2021.
(c)	Contractual lease commitments are shown net of sublease income related to certain facilities. As of December 31, 2021, we anticipate sublease income of $2.1 million through fiscal year 2024.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on acceptable terms. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of December 31, 2021, the if-converted value of the Notes exceeds its principal amount by $183.4 million.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock).

The interest expense recognized related to the Notes for the three months ended December 31, 2021 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Contractual interest expense	$1,322	$1,322
Amortization of debt discount	924	868
Amortization of issuance costs	232	218
Total interest expense related to the Notes	$2,478	$2,408

The conditional conversion feature of the Notes was triggered in the three months ended December 31, 2021, with no Notes being converted. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, in connection with our effort to refinance our existing indebtedness, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered the Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2021, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended December 31, 2021, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2021 and 2020 was $0.9 million and $1.4 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2021, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2021 and 2020, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2021	2020	2021 vs. 2020
Net cash provided by operating activities	$5,145	$10,809	(52.4)%
Net cash used in investing activities	(1,738)	(8,727)	(80.1)%
Net cash used in financing activities	(14,152)	(28,779)	(50.8)%
Effect of foreign currency exchange rates on cash and cash equivalents	(447)	990	(145.2)%
Net changes in cash and cash equivalents	$(11,192)	$(25,707)	(56.5)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2021 was $5.1 million, a net decrease of $5.7 million, or 52.4%, from net cash provided by operating activities of $10.8 million for the three months ended December 31, 2020. The net increase in cash provided by operating activities was primarily due to:

•	An increase of $5.5 million from income before non-cash charges;
•	A decrease of $7.3 million due to unfavorable changes in working capital primarily related to cash outflows from prepaid expenses and other assets; and
•	A decrease of $3.8 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended December 31, 2021 was $1.7 million, a decrease in cash used of $7.0 million, or 80.1%, from $8.7 million for the three months ended December 31, 2020. The decrease in cash outflows were driven by:

•	An increase of $8.5 million net cash inflow related to marketable securities for the three months ended December 31, 2021; and
•	An increase of $2.0 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended December 31, 2021 was $14.2 million, a net change of $14.6 million, from cash used in financing activities of $28.8 million for the three months ended December 31, 2020. The change in cash flows were primarily due to:

•	An increase of $14.3 million in payments of tax related withholdings due to the net settlement of equity awards during the three months ended December 31, 2021; and
•	An increase of $28.5 million in proceeds from the issuance of our common stock.

Critical Accounting Policies, Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that have a material impact on the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting policies and estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies, Judgments and Estimates” and below.

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

On December 31, 2021, we concluded that no goodwill impairment indicators were present.

See Note 7 to the accompanying unaudited condensed consolidated financial statements for further discussion of our goodwill.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $65.9 million at December 31, 2021. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $5.8 million at December 31, 2021. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At December 31, 2021, we held approximately $117.2 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.8 million per annum, based on December 31, 2021 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of December 31, 2021, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.7 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, other than the risks described below.

The transition in our chief executive officer position will be critical to our success and our business could be negatively impacted if we do not successfully manage this transition.

On December 15, 2021, Stefan Ortmanns succeeded Sanjay Dhawan, as CEO and as a member of the Company’s board of directors. The departure of key leadership personnel, such as a CEO, can take significant knowledge and experience from the Company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. Further, if the Company’s new CEO formulates different or changed views, the future strategy and plans of the Company may differ materially from those of the past. If the Company does not successfully manage this transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction.

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

As the COVID-19 pandemic continues, given the elevated number of COVID-19 cases throughout the world as a result of the highly transmissible Delta and Omicron variants, our business operations could be further disrupted or delayed. The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, and other factors that cause a decrease in the production and sale of automobiles by our customers.  The production of automobiles with our products has been and may continue to be adversely affected with production delays and our ability to provide engineering support and implement design changes for customers may be impacted by restrictions on travel and quarantine policies put in place by businesses and governments.

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19, including variants such as Delta and Omicron, its severity, the effectiveness of actions to treat or contain the virus and its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results.  In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock.

Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
10.1†	Offer Letter, dated December 14, 2021, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	December 15, 2021
10.2†	Separation Agreement, dated December 14, 2021, by and between Cerence Inc. and Sanjay Dhawan	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 7, 2022	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2022	By:	/s/ Mark Gallenberger
Mark Gallenberger
Chief Financial Officer (Principal Financial and Accounting Officer)