Form 10-Q
period 2022-03-31
Cerence Inc.
filed 2022-05-10
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 39,305,377 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants such as Omicron;
•	the transition in our chief executive officer and other senior management positions;
•

adverse conditions in the automotive industry or the global economy more generally, including, without limitation, as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, and inflation and rising interest rates;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues:
License	$46,308	$54,371	$93,158	$100,785
Connected services	19,326	27,736	47,485	53,666
Professional services	20,646	16,555	40,063	37,854
Total revenues	86,280	98,662	180,706	192,305
Cost of revenues:
License	386	1,181	1,107	1,855
Connected services	5,651	6,839	11,375	13,852
Professional services	17,372	16,325	33,275	33,647
Amortization of intangible assets	897	1,879	2,776	3,758
Total cost of revenues	24,306	26,224	48,533	53,112
Gross profit	61,974	72,438	132,173	139,193
Operating expenses:
Research and development	29,976	28,864	55,768	52,995
Sales and marketing	8,309	9,555	14,188	18,563
General and administrative	13,800	12,956	21,327	25,390
Amortization of intangible assets	3,135	3,183	6,289	6,341
Restructuring and other costs, net	474	537	5,389	1,017
Total operating expenses	55,694	55,095	102,961	104,306
Income from operations	6,280	17,343	29,212	34,887
Interest income	83	16	173	34
Interest expense	(3,360)	(3,476)	(6,787)	(7,275)
Other income (expense), net	(34)	3,496	(286)	1,259
Income before income taxes	2,969	17,379	22,312	28,905
Provision for (benefit from) income taxes	3,445	6,216	3,744	(3,199)
Net (loss) income	$(476)	$11,163	$18,568	$32,104
Net (loss) income per share:
Basic	$(0.01)	$0.30	$0.48	$0.85
Diluted	$(0.01)	$0.28	$0.47	$0.82
Weighted-average common share outstanding:
Basic	39,189	37,743	39,013	37,583
Diluted	39,189	39,177	39,586	43,730

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Net (loss) income	$(476)	$11,163	$18,568	$32,104
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,295)	(12,321)	(10,684)	1,849
Pension adjustments, net	61	104	134	74
Net unrealized loss on available-for-sale securities	(132)	—	(167)	—
Total other comprehensive (loss) income	(5,366)	(12,217)	(10,717)	1,923
Comprehensive (loss) income	$(5,842)	$(1,054)	$7,851	$34,027

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,819	$128,428
Marketable securities	29,810	30,435
Accounts receivable, net of allowances of $178 and $395	48,029	45,560
Deferred costs	7,418	6,095
Prepaid expenses and other current assets	68,924	76,530
Total current assets	266,000	287,048
Long-term marketable securities	4,457	7,339
Property and equipment, net	37,184	31,505
Deferred costs	26,511	31,702
Operating lease right of use assets	18,654	14,901
Goodwill	1,123,561	1,128,511
Intangible assets, net	15,947	25,348
Deferred tax assets	155,763	159,293
Other assets	54,450	20,081
Total assets	$1,702,527	$1,705,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,165	$11,636
Deferred revenue	78,895	78,394
Short-term operating lease liabilities	5,844	4,562
Short-term debt	7,813	6,250
Accrued expenses and other current liabilities	45,768	64,467
Total current liabilities	156,485	165,309
Long-term debt	263,000	265,093
Deferred revenue, net of current portion	182,823	198,343
Long-term operating lease liabilities	14,749	12,216
Other liabilities	29,284	32,822
Total liabilities	646,341	673,783
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 39,305 and 38,025 shares issued and outstanding, respectively	393	381
Accumulated other comprehensive (loss) income	(9,083)	1,634
Additional paid-in capital	1,018,731	1,002,353
Retained earnings	46,145	27,577
Total stockholders' equity	1,056,186	1,031,945
Total liabilities and stockholders' equity	$1,702,527	$1,705,728

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	39,162	$392	$1,006,205	$46,621	$(3,717)	$1,049,501
Net loss	-	-	-	(476)	-	(476)
Other comprehensive loss	-	-	-	-	(5,366)	(5,366)
Issuance of common stock	144	1	2,700	-	-	2,701
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(1,538)	-	-	(1,538)
Stock-based compensation	-	-	11,364	-	-	11,364
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186

Three Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	37,685	$378	$974,866	$2,625	$17,851	$995,720
Net income	-	-	-	11,163	-	11,163
Other comprehensive loss	-	-	-	-	(12,217)	(12,217)
Issuance of common stock	114	1	1,381	-	-	1,382
Stock withheld to cover tax withholdings requirements upon stock vesting	(19)	-	(1,942)	-	-	(1,942)
Stock-based compensation	-	-	9,335	-	-	9,335
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$5,634	$1,003,441

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Six Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net income	-	-	-	18,568	-	18,568
Other comprehensive loss	-	-	-	-	(10,717)	(10,717)
Issuance of common stock	1,425	13	34,827	-	-	34,840
Stock withheld to cover tax withholdings requirements upon stock vesting	(145)	(1)	(47,825)	-	-	(47,826)
Stock-based compensation	-	-	29,376	-	-	29,376
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186

Six Months Ended March 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(18,316)	$3,711	$960,071
Net income	-	-	-	32,104	-	32,104
Other comprehensive income	-	-	-	-	1,923	1,923
Issuance of common stock	1,390	14	5,031	-	-	5,045
Stock withheld to cover tax withholdings requirements upon stock vesting	(452)	(4)	(32,196)	-	-	(32,200)
Stock-based compensation	-	-	36,498	-	-	36,498
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$5,634	$1,003,441

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,568	$32,104
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13,574	14,947
Benefit from credit loss reserve	(418)	(261)
Stock-based compensation	16,767	27,469
Non-cash interest expense	2,595	2,454
Deferred tax benefit	(2,162)	(7,653)
Other	2,504	(1,481)
Changes in operating assets and liabilities:
Accounts receivable	(3,557)	(8,206)
Prepaid expenses and other assets	(36,354)	(7,608)
Deferred costs	2,896	3,835
Accounts payable	6,293	(4,129)
Accrued expenses and other liabilities	(2,115)	(2,970)
Deferred revenue	(11,848)	(21,492)
Net cash provided by operating activities	6,743	27,009
Cash flows from investing activities:
Capital expenditures	(9,985)	(5,181)
Purchases of marketable securities	(13,115)	(9,067)
Sale and maturities of marketable securities	16,453	2,700
Payments for equity investments	(584)	(2,563)
Other investing activities	1,266	264
Net cash used in investing activities	(5,965)	(13,847)
Cash flows from financing activities:
Payments for long-term debt issuance costs	—	(520)
Principal payments of long-term debt	(3,126)	(3,126)
Common stock repurchases for tax withholdings for net settlement of equity awards	(46,423)	(32,200)
Principal payment of lease liabilities arising from a finance lease	(246)	(238)
Proceeds from the issuance of common stock	33,459	5,045
Net cash used in financing activities	(16,336)	(31,039)
Effects of exchange rate changes on cash and cash equivalents	(1,051)	1,356
Net change in cash and cash equivalents	(16,609)	(16,521)
Cash and cash equivalents at beginning of period	128,428	136,067
Cash and cash equivalents at end of period	$111,819	$119,546
Supplemental information:
Cash paid for income taxes	$6,594	$1,446
Cash paid for interest	$4,151	$5,403

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

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to: the duration and scope of the pandemic; its severity; the emergence of new variants of the virus, such as Omicron; the development and availability of effective treatments and vaccines; the speed at which vaccines are administered; and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, pandemic related lockdowns were experienced in China throughout March 2022, which resulted in loss of automotive production. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 11.6% of our Accounts receivable, net balance at March 31, 2022. One customer accounted for 12.1% of our Accounts receivable, net balance at September 30, 2021.

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

The change in the allowance for credit losses for the six months ended March 31, 2022 is as follows (dollars in thousands):
Allowance for Credit Losses
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	14
Foreign exchange impact on ending balance	(42)
Balance as of March 31, 2022	$420

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

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. In determining SSP, we maximize observable inputs, when possible. Since prices vary from customer to customer based on customer relationship, volume discount and contract type, in instances where the SSP is not directly observable, we estimate SSP by considering a number of data points, including cost of developing and supplying each performance obligation; types of offerings; and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.

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

For royalty arrangements that include fixed consideration related to minimum purchase commitment deals, the fixed consideration is recognized when the software is made available to the customer.

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

We allocate the transaction price of the arrangement based on the relative estimated standalone selling price (“SSP”) of each distinct performance obligation. Judgment is required to determine the SSP for each distinct performance obligation. In determining SSP, we maximize observable inputs, when possible. Since our prices vary from customer to customer based on customer relationship, volume discount and contract type, there are in instances where the SSP is not directly observable. In such instances, we estimate SSP by considering a number of data points, including cost of developing and supplying each performance obligation; types of offerings; and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. We review the SSP for each distinct performance obligation on a periodic basis, or when the underlying factors are deemed to have changed, and make updates when appropriate.

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenues:
United States	$21,955	$36,781	$57,084	$68,875
Other Americas	35	25	37	68
Germany	23,131	24,667	42,640	56,711
Other Europe, Middle East and Africa	2,567	13,196	6,530	16,665
Japan	25,413	13,779	51,489	26,452
Other Asia-Pacific	13,179	10,214	22,926	23,534
Total net revenues	$86,280	$98,662	$180,706	$192,305

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to two customers accounted for $21.9 million, or 25.4%, and $10.2 million, or 11.8%, of revenues for the three months ended March 31, 2022. Revenues relating to two customers accounted for $46.2 million, or 25.5%, and $28.1 million, or 15.6%, of revenues for the six months ended March 31, 2022. During the three and six months ended March 31, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenue related to these long-term contracts was previously included in our variable backlog, which includes estimated future revenue from variable forecasted royalties related to our embedded and connected businesses. These minimum purchase commitment deals accounted for $19.9 million and $40.1 million of revenue for the three and six months ended March 31, 2022, respectively. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Revenues relating to two customers accounted for $17.4 million, or 17.7%, and $17.3 million, or 17.5%, of revenues for the three months ended March 31, 2021. Revenues relating to two customers accounted for $35.2 million, or 18.3%, and $24.8 million, or 12.9%, of revenues for the six months ended March 31, 2021.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and Other assets, respectively. As of March 31, 2022 and September 30, 2021, we had $7.6 million and $6.9 million of contract acquisition costs, respectively. We had amortization expense of $0.5 million and $0.4 million related to these costs during the three months ended March 31, 2022 and 2021, respectively, and $1.1 million and $0.8 million for the six months ended March 31, 2022 and 2021, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.7 million and $3.1 million related to these costs during the three months ended March 31, 2022 and 2021, respectively, and $5.5 million and $7.4 million for the six months ended March 31, 2022 and 2021, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets and Other assets, respectively. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2021	$59,143
Revenues recognized but not billed	63,284
Amounts reclassified to accounts receivable, net	(30,844)
Foreign exchange impact on ending balance	(5,942)
Balance as of March 31, 2022	$85,641

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2021	$276,737
Amounts billed but not recognized	50,996
Revenue recognized	(62,557)
Foreign exchange impact on ending balance	(3,458)
Balance as of March 31, 2022	$261,718

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2022 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$144,805	$156,100	$22,954	$323,859

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

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2022	2021	2022	2021

Numerator:
Net (loss) income - basic and diluted	$(476)	$11,163	$18,568	$32,104
Interest on Convertible Senior Notes, net of tax	-	-	-	3,614
Net (loss) income - diluted	$(476)	$11,163	$18,568	$35,718

Denominator:
Weighted average common shares outstanding - basic	39,189	37,743	39,013	37,583
Dilutive effect of restricted stock awards	-	1,434	573	1,470
Dilutive effect of the Convertible Senior Notes	-	-	-	4,677
Weighted average common shares outstanding - diluted	39,189	39,177	39,586	43,730

Net (loss) income per common share:
Basic	$(0.01)	$0.30	$0.48	$0.85
Diluted	$(0.01)	$0.28	$0.47	$0.82

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2022	2021	2022	2021
Restricted stock unit awards	292	-	-	-
Conversion option of our Convertible Senior Notes	4,677	4,677	4,677	-

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$67,558	$67,558	$-
Level 2:
Time deposits, $1,191 at cost (a)	1,191	1,191	-
Commercial paper, $19,371 at cost (b)	19,373	-	19,373
Corporate bonds, $15,074 at cost (b)	14,894	-	14,894
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$105,016	$68,749	$34,267

	September 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$75,873	$75,873	$-
Level 2:
Time deposits, $2,965 at cost (a)	2,965	2,965	-
Commercial paper, $18,080 at cost (b)	18,080	-	18,080
Corporate bonds, $19,704 at cost (b)	19,694	-	19,694
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$118,612	$78,838	$37,774

(a)	Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

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

During the three and six months ended March 31, 2022, we recorded unrealized losses related to our marketable securities of $0.1 million and $0.2 million, respectively, within Accumulated other comprehensive income. During the three and six months ended March 31, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive income.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2022 and September 30, 2021, the estimated fair value of our Notes was $228.8 million and $469.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

We have non-controlling equity investments in privately held companies. We evaluated the equity investments under the voting model and concluded consolidation was not applicable. We accounted for the investments by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. We hold $3.2 million of investments without readily determinable fair values as of March 31, 2022. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At March 31, 2022, the total notional amount of forward contracts was $70.9 million. At March 31, 2022, the weighted-average remaining maturity of these instruments was approximately 12.0 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2022 and September 30, 2021 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2022	September 30, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,993	$1,235
Foreign currency forward contracts	Other assets	636	365
Foreign currency forward contracts	Accrued expenses and other current liabilities	93	131
Foreign currency forward contracts	Other liabilities	$96	$148

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three and six months ended March 31, 2022 and 2021 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives not designated as hedges	Classification	2022	2021	2022	2021
Foreign currency forward contracts	Other income (expense), net	$1,347	$1,384	$2,464	$1,770

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

On March 31, 2022, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the six months ended March 31, 2022 are as follows (dollars in thousands):

Total
Balance as of September 30, 2021	$1,128,511
Effect of foreign currency translation	(4,950)
Balance as of March 31, 2022	$1,123,561

(b) Intangible Assets, Net

As of March 31, 2022, there were no indicators of impairment present related to our long-lived asset group.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$109,202	$(93,979)	$15,223	$1.9
Technology and patents	$90,332	$(89,608)	$724	$1.7
Total	$199,534	$(183,587)	$15,947

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,485	$(88,638)	$21,847	2.2
Technology and patents	90,738	(87,237)	3,501	0.9
Total	$201,223	$(175,875)	$25,348

Amortization expense related to intangible assets in the aggregate was $4.0 million and $5.1 million for the three months ended March 31, 2022 and 2021, respectively, and $9.1 million and $10.1 million for the six months ended March 31, 2022 and 2021, respectively. We expect amortization of intangible assets to be approximately $5.5 million for the remainder of fiscal year 2022.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2022 and September 30, 2021:

	March 31, 2022	September 30, 2021
Weighted-average remaining lease term (in months):
Operating leases	50.2	52.2
Finance leases	41.6	47.1
Weighted-average discount rate:
Operating leases	3.9%	5.1%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three and six months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Finance lease costs:
Amortization of right of use asset	$109	$73	$218	$214
Interest on lease liability	13	17	27	32
Operating lease cost	1,949	1,869	3,507	3,940
Variable lease cost	812	292	1,689	470
Sublease income	(47)	(51)	(95)	(104)
Total lease cost	$2,836	$2,200	$5,346	$4,552

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2022 and 2021, cash payments related to operating leases were $1.8 million and $1.9 million, respectively, and $3.4 million and $4.1 million for the six months ended March 31, 2022 and 2021, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three and six months ended March 31, 2022, cash payments related to financing leases were $0.1 million and $0.3 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three and six months ended March 2021, cash payments related to finance leases were $0.1 million and $0.2 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended March 31, 2022 and 2021, right of use assets obtained in exchange for lease obligations were $3.9 million and $0.5 million, respectively, and $7.0 million and $2.5 million for the six months ended March 31, 2022 and 2021, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2022 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2022	$3,525	$208	$3,733
2023	5,855	469	6,324
2024	5,091	417	5,508
2025	3,326	362	3,688
2026	1,892	52	1,944
Thereafter	2,470	—	2,470
Total future minimum lease payments	$22,159	$1,508	$23,667
Less effects of discounting	(1,566)	(89)	(1,655)
Total lease liabilities	$20,593	$1,419	$22,012
Reported as of March 31, 2022
Short-term lease liabilities	$5,844	$425	$6,269
Long-term lease liabilities	14,749	994	15,743
Total lease liabilities	$20,593	$1,419	$22,012

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2022	September 30, 2021

Compensation	$23,206	$39,536
Sales and other taxes payable	4,362	8,574
Professional fees	4,121	3,604
Cost of revenue related liabilities	3,398	4,634
Interest payable	1,883	1,919
Other	8,798	6,200
Total	$45,768	$64,467

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2022 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2021	$1,620	$1,881	$3,501	$1,534	$5,035
Restructuring and other costs, net	250	367	617	4,772	5,389
Non-cash adjustments	—	(393)	(393)	(4,000)	(4,393)
Cash (payments) receipts	(1,219)	(64)	(1,283)	(1,504)	(2,787)
Foreign exchange impact on ending balance	—	15	15	—	15
Balance at March 31, 2022	$651	$1,806	$2,457	$802	$3,259

The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Personnel	$13	$45	$250	$381
Facilities	170	447	367	565
Restructuring subtotal	183	492	617	946
Other	291	45	4,772	71
Restructuring and other costs, net	$474	$537	$5,389	$1,017

Fiscal Year 2022

For the three months ended March 31, 2022, we recorded restructuring and other charges, net of $0.5 million, which included $0.3 million related to one-time charges and a $0.2 million charges resulting from the closure of facilities that will no longer be utilized.

For the six months ended March 31, 2022, we recorded restructuring and other charges, net of $5.4 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $0.3 million severance charge related to the elimination of personnel, and $0.4 million charge resulting from the closure of facilities that will no longer be utilized.

Fiscal Year 2021

For the three months ended March 31, 2021, we recorded restructuring and other charges, net of $0.5 million, which included a $0.4 million charge resulting from the closure of facilities that will no longer be utilized.

For the six months ended March 31, 2021, we recorded restructuring and other charges, net of $1.0 million, which included a $0.4 million severance charge related to the elimination of personnel and a $0.6 million charge resulting from the closure of facilities that will no longer be utilized.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2022 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2021	1,420,532	654,619	2,075,151	$44.20
Granted	593,686	301,239	894,925	$75.72
Vested	(917,483)	(474,681)	(1,392,164)	$59.71
Forfeited	(71,666)	(95,588)	(167,254)	$55.93
Non-vested at March 31, 2022	1,025,069	385,589	1,410,658	$64.64
Expected to vest			1,410,658	$64.64	1.12	$50,911

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cost of connected services	$197	$481	$343	$772
Cost of professional services	1,373	1,164	2,319	2,465
Research and development	4,146	4,465	6,141	8,603
Sales and marketing	1,422	2,938	844	5,577
General and administrative	3,788	5,096	3,120	10,052
Restructuring and other costs, net	—	—	4,000	—
	$10,926	$14,144	$16,767	$27,469

For the six months ended March 31, 2022, we decreased stock-based compensation expense relating to our performance-based restricted stock units. Compensation cost for our performance-based restricted stock units is recognized based on the number of units expected to vest upon the achievement of the performance conditions. During the three months ended December 31, 2021, we recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net. During the three months ended March 31, 2022, we recorded $2.4 million, net of $0.2 million in forfeitures, in stock-based compensation due to the retirement of our former CFO and resignation of our former General Counsel and the resulting modification of certain stock-based awards.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2022, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between February 8, 2021 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from February 8, 2021 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to continue to defend the remaining claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of March 31, 2022, we have a $1.7 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease.  We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2022 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of income before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Domestic	$(3,009)	$10,930	$14,199	$14,244
Foreign	5,978	6,449	8,113	14,661
Income before income taxes	$2,969	$17,379	$22,312	$28,905

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Domestic	$233	$4,191	$1,670	$3,753
Foreign	3,212	2,025	2,074	(6,952)
Provision for (benefit from) income taxes	$3,445	$6,216	$3,744	$(3,199)
Effective income tax rate	116.0%	35.8%	16.8%	(11.1)%

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

Our effective tax rate for the three months ended March 31, 2022 was 116.0% compared to 35.8% for the three months ended March 31, 2021. Consequently, our provision for income taxes for the three months ended March 31, 2022 was $3.4 million, a net decrease of $2.8 million from a provision for income taxes of $6.2 million for the three months ended March 31, 2021. This difference was attributable to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax law changes.

Our effective tax rate for the six months ended March 31, 2022 was 16.8% compared to negative 11.1% for the six months ended March 31, 2021. Consequently, our provision for income taxes for the six months ended March 31, 2022 was $3.7 million, a net increase of $6.9 million from a benefit from income taxes of $3.2 million for the six months ended March 31, 2021. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021 partially offset by a $3.5 million tax benefit recorded as result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2022.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2022	September 30, 2021
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $13,176 and $15,019, respectively, and deferred issuance costs of $3,313 and $3,776, respectively. Effective interest rate 6.29%.	$158,511	$156,205
Senior Credit Facilities, net of unamortized discount of $1,571 and $1,829, respectively, and deferred issuance costs of $190 and $221, respectively. Effective interest rate 3.25% and 2.86%, respectively.	112,302	115,138
Total debt	$270,813	$271,343
Less: current portion	(7,813)	(6,250)
Total long-term debt	$263,000	$265,093

The following table summarizes the maturities of our borrowing obligations as of March 31, 2022 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2022	$—	$3,125	$3,125
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$114,063	$289,063
Less: unamortized discount and issuance costs	(16,489)	(1,761)	(18,250)
Less: current portion of long-term debt	—	(7,813)	(7,813)
Total long-term debt	$158,511	$104,489	$263,000

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “Notes”), including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between us and U.S. Bank National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs.

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of March 31, 2022, the if-converted value of the Notes is $6.2 million less than its principal amount.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock).

As of March 31, 2022, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three and six months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Contractual interest expense	$1,294	$1,294	$2,616	$2,616
Amortization of debt discount	919	863	1,843	1,731
Amortization of issuance costs	231	217	463	435
Total interest expense related to the Notes	$2,444	$2,374	$4,922	$4,782

The conditional conversion feature of the Notes was triggered during the three and six months ended March 31, 2022. As of March 31, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2022, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment, among other things, revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%. From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three and six months ended March 31, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2022 and 2021 was $0.9 million and $1.0 million, respectively, and $1.8 million and $2.4 million for the six months ended March 31, 2022 and 2021, respectively. Amounts reflect the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of March 31, 2022, we were in compliance with all Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, and trends in the global auto industry, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation, including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include all major original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some level of visibility into future revenue.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, pandemic related lockdowns were experienced in China throughout March 2022, which resulted in loss of automotive production.  We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles.  The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them.  In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated balance sheet data as of September 30, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

•	Total revenue decreased by $12.4 million, or 12.5%, to $86.3 million from $98.7 million.
•	Operating margin decreased 10.3 percentage points to 7.3% from 17.6%.
•	Cash provided by operating activities was $1.6 million, a decrease of $14.6 million from cash provided by operating activities of $16.2 million.

For the six months ended March 31, 2022 as compared to the six months ended March 31, 2021:

•	Total revenue decreased by $11.6 million, or 6.0%, to $180.7 million from $192.3 million.
•	Operating margin decreased 1.9 percentage points to 16.2% from 18.1%.
•	Cash provided by operating activities was $6.7 million, a decrease of $20.3 million from cash provided by operating activities of $27.0 million.

Operating Results

The following table shows the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue:
License	$46,308	$54,371	$93,158	$100,785
Connected services	19,326	27,736	47,485	53,666
Professional services	20,646	16,555	40,063	37,854
Total revenues	86,280	98,662	180,706	192,305
Cost of revenue:
License	386	1,181	1,107	1,855
Connected services	5,651	6,839	11,375	13,852
Professional services	17,372	16,325	33,275	33,647
Amortization of intangible assets	897	1,879	2,776	3,758
Total cost of revenues	24,306	26,224	48,533	53,112
Gross profit	61,974	72,438	132,173	139,193
Operating expenses:
Research and development	29,976	28,864	55,768	52,995
Sales and marketing	8,309	9,555	14,188	18,563
General and administrative	13,800	12,956	21,327	25,390
Amortization of intangible assets	3,135	3,183	6,289	6,341
Restructuring and other costs, net	474	537	5,389	1,017
Total operating expenses	55,694	55,095	102,961	104,306
Income from operations	6,280	17,343	29,212	34,887
Interest income	83	16	173	34
Interest expense	(3,360)	(3,476)	(6,787)	(7,275)
Other income (expense), net	(34)	3,496	(286)	1,259
Income before income taxes	2,969	17,379	22,312	28,905
Provision for (benefit from) income taxes	3,445	6,216	3,744	(3,199)
Net (loss) income	$(476)	$11,163	$18,568	$32,104

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition.  Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage.

Connected services revenue primarily represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition.  Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions.

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

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Notes, the Senior Credit Facilities, and the Credit Agreement, dated October 1, 2019, by and among the Company, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent, which we repaid using proceeds from the issuance of the Notes.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2022	% of Total	2021	% of Total	2022 vs. 2021
License	$46,308	53.7%	$54,371	55.1%	(14.8)%
Connected services	19,326	22.4%	27,736	28.1%	(30.3)%
Professional services	20,646	23.9%	16,555	16.8%	24.7%
Total revenues	$86,280		$98,662		(12.5)%

Total revenues for the three months ended March 31, 2022 were $86.3 million, an decrease of $12.4 million, or 12.5%, from $98.7 million for the three months ended March 31, 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts for calendar year 2022 have decreased in response to the ongoing semiconductor shortage, conflict between Russia and Ukraine, and the growing effects of lockdowns in mainland China driven by COVID-19. While we cannot predict the full impact we will have from the forecasted decline in production, we do expect to be negatively impacted for the remainder of the fiscal year.

License Revenue

License revenue for the three months ended March 31, 2022 was $46.3 million, a decrease of $8.1 million, or 14.8%, from $54.4 million for the three months ended March 31, 2021. Variable license revenue decreased by $16.9 million primarily due to a lower volume of licensing royalties. This decrease, which was due in part to consumption of fixed license contracts, was partially offset by an $8.4 million increase in minimum purchase commitment and prepaid deals with customers. During the three months ended March 31, 2022, an existing variable long-term contract with our largest customer was converted into a minimum purchase commitment deal that accounted for $19.9 million of revenue in the current quarter. The cash associated with this deal is expected to be collected over the distribution period, which could be up to five years. The estimated future revenue related to this long-term contract was previously included in our variable backlog. As a percentage of total revenues, license revenue decreased 1.4 percentage points from 55.1% for the three months ended March 31, 2021 to 53.7% for the three months ended March 31, 2022.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2022 was $19.3 million, a decrease of $8.4 million, or 30.3%, from $27.7 million for the three months ended March 31, 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance Communications, Inc. (“Nuance”) through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 5.7 percentage point from 28.1% for the three months ended March 31, 2021 to 22.4% for the three months ended March 31, 2022.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2022 was $20.6 million, an increase of $4.0 million, or 24.7%, from $16.6 million for the three months ended March 31, 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 7.1 percentage points from 16.8% for the three months ended March 31, 2021 to 23.9% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2022 and 2021 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2022	% of Total	2021	% of Total	2022 vs. 2021
License	$93,158	51.6%	$100,785	52.4%	(7.6)%
Connected services	47,485	26.3%	53,666	27.9%	(11.5)%
Professional services	40,063	22.1%	37,854	19.7%	5.8%
Total revenues	$180,706		$192,305		(6.0)%

Total revenues for the six months ended March 31, 2022 were $180.7 million, an decrease of $11.6 million, or 6.0%, from $192.3 million for the six months ended March 31, 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts for calendar year 2022 have decreased in response to the ongoing semiconductor shortage, conflict between Russia and Ukraine, and the growing effects of lockdowns in mainland China driven by COVID-19. While we cannot predict the full impact we will have from the forecasted decline in production, we do expect to be negatively impacted for the remainder of the fiscal year.

License Revenue

License revenue for the six months ended March 31, 2022 was $93.2 million, a decrease of $7.6 million, or 7.6%, from $100.8 million for the six months ended March 31, 2021. Variable license revenue decreased by $31.7 million primarily due to a lower volume of licensing royalties. This decrease, which was due in part to consumption of fixed license contracts, was partially offset by an $18.4 million increase in minimum purchase commitment and prepaid deals and $5.2 million from a one-time volume commitment deal with a fitness customer. During the six months ended March 31, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals that accounted for $40.1 million of revenue during such six-month period. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years. The estimated future revenue related to these long-term contracts was previously included in our variable backlog. As a percentage of total revenues, license revenue decreased by 0.8 percentage points from 52.4% for the six months ended March 31, 2021 to 51.6% for the six months ended March 31, 2022.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2022 was $47.5 million, a decrease of $6.2 million, or 11.5% from $53.7 million for the six months ended March 31, 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 1.6 percentage points from 27.9% for the six months ended March 31, 2021 to 26.3% for the six months ended March 31, 2022.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2022 was $40.1 million, an increase of $2.2 million, or 5.8%, from $37.9 million for the six months ended March 31, 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 2.4 percentage points from 19.7% for the six months ended March 31, 2021 to 22.1% for the six months ended March 31, 2022.

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
License	$386	$1,181	(67.3)%
Connected services	5,651	6,839	(17.4)%
Professional services	17,372	16,325	6.4%
Amortization of intangibles	897	1,879	(52.3)%
Total cost of revenues	$24,306	$26,224	(7.3)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
License	$45,922	$53,190	(13.7)%
Connected services	13,675	20,897	(34.6)%
Professional services	3,274	230	1323.5%
Amortization of intangibles	(897)	(1,879)	52.3%

Total gross profit	$61,974	$72,438	(14.4)%

Total cost of revenues for the three months ended March 31, 2022 were $24.3 million, a decrease of $1.9 million, or 7.3%, from $26.2 million for the three months ended March 31, 2021.

We experienced a decrease in total gross profit of $10.4 million, or 14.4%, from $72.4 million for the three months ended March 31, 2021 to $62.0 million for the three months ended March 31, 2022. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the three months ended March 31, 2022 and 2021 was $0.4 million, a decrease of $0.8 million, or 67.3%, from $1.2 million for the three months ended March 31, 2021. Cost of license revenues decreased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue decreased by 2.9 percentage points from 4.5% for the three months ended March 31, 2021 to 1.6% for the three months ended March 31, 2022.

License gross profit decreased by $7.3 million, or 13.7%, for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2022 was $5.7 million, a decrease of $1.1 million, or 17.4%, from $6.8 million for the three months ended March 31, 2021. Cost of connected services revenue decreased primarily due to a $0.4 million decrease in salary-related expenditures, $0.4 million decrease in amortization of costs previously deferred, and $0.3 million decrease in stock-based compensation. The decrease was partially offset by a $0.5 million increase in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 2.9 percentage points from 26.1% for the three months ended March 31, 2021 to 23.2% for the three months ended March 31, 2022.

Connected services gross profit decreased $7.2 million, or 34.6%, from $20.9 million for the three months ended March 31, 2021 to $13.7 million for the three months ended March 31, 2022, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2022 was $17.4 million, an increase of $1.1 million, or 6.4%, from $16.3 million for the three months ended March 31, 2021. Cost of professional services revenue increased primarily due to a $2.4 million increase in third-party contractor costs, $0.2 million increase in stock-based compensation costs, $0.2 million increase in salary-related expenditures and $0.2 million increase in amortization of costs previously deferred. The increase was partially offset by $2.1 million lower internal allocated costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 9.2 percentage points from 62.3% for the three months ended March 31, 2021 to 71.5% for the three months ended March 31, 2022.

Professional services gross profit increased $3.1 million, or 1323.5%, from $0.2 million for the three months ended March 31, 2021 to $3.3 million for the three months ended March 31, 2022, which was due to an increase in professional services revenues and cost savings initiatives implemented during the first half of fiscal year 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
License	$1,107	$1,855	(40.3)%
Connected services	11,375	13,852	(17.9)%
Professional services	33,275	33,647	(1.1)%
Amortization of intangibles	2,776	3,758	(26.1)%
Total cost of revenues	$48,533	$53,112	(8.6)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
License	$92,051	$98,930	(7.0)%
Connected services	36,110	39,814	(9.3)%
Professional services	6,788	4,207	61.4%
Amortization of intangibles	(2,776)	(3,758)	26.1%
Total gross profit	$132,173	$139,193	(5.0)%

Total cost of revenues for the six months ended March 31, 2022 were $48.5 million, a decrease of $4.6 million, or 8.6%, from $53.1 million for the six months ended March 31, 2021.

We experienced a decrease in total gross profit of $7.0 million, or 5.0%, from $139.2 million for the six months ended March 31, 2021 to $132.2 million for the six months ended March 31, 2022. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2022 was $1.1 million, a decrease of $0.8 million, or 40.3%, from $1.9 million for the six months ended March 31, 2021. Cost of license revenues decreased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue decreased by 1.2 percentage points from 3.5% for the six months ended March 31, 2021 to 2.3% for the six months ended March 31, 2022.

License gross profit decreased by $6.9 million, or 7.0%, for the six months ended March 31, 2022 when compared to the six months ended March 31, 2021, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2022 was $11.4 million, a decrease of $2.5 million, or 17.9%, from $13.9 million for the six months ended March 31, 2021. Cost of connected services revenue decreased primarily due to a $1.1 million decrease in internal allocated costs, $1.0 million decrease in salary-related expenditures, $0.4 million decrease in stock-based compensation, $0.2 million decrease in third-party contractor costs and $0.2 million decrease in depreciation costs, offset by $0.8 million increase in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 2.7 percentage points from 26.1% for the six months ended March 31, 2021 to 23.4% for the six months ended March 31, 2022.

Connected services gross profit decreased $3.7 million, or 9.3%, from $39.8 million for the six months ended March 31, 2021 to $36.1 million for the six months ended March 31, 2022, driven by declines in connected services revenue.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2022 was $33.3 million, a decrease of $0.3 million, or 1.1%, from $33.6 million for the six months ended March 31, 2021. Cost of professional services revenue decreased primarily due to a $3.7 million decrease in internal allocated labor, $1.0 million decrease in amortization of costs previously deferred, and $0.1 million decrease in stock-based compensation costs. The decrease was partially offset by a $4.3 million increase in third-party contractor costs and $0.4 million increase in salary-related expenditures. As a percentage of total cost of revenues, cost of professional services revenue increased by 5.2 percentage points from 63.4% for the six months ended March 31, 2021 to 68.6% for the six months ended March 31, 2022.

Professional services gross profit increased $2.6 million, or 61.4%, from $4.2 million for the six months ended March 31, 2021 to $6.8 million for the six months ended March 31, 2022, which was due to an increase in professional services revenues and cost savings initiatives implemented during the first half of fiscal year 2022.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Research and development	$29,976	$28,864	3.9%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2022 were $30.0 million, an increase of $1.1 million, or 3.9%, from $28.9 million for the three months ended March 31, 2021. The increase in R&D expenses was primarily attributable to a $2.2 million reduction in labor allocated to support our customer projects. The increase was partially offset by a $0.8 million increase in capitalized costs associated with internally developed software and $0.6 million decrease in salary-related expenditures. As a percentage of total operating expenses, R&D expenses increased by 1.4 percentage points from 52.4% for the three months ended March 31, 2021 to 53.8% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Research and development	$55,768	$52,995	5.2%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2022 were $55.8 million, an increase of $2.8 million, or 5.2%, from $53.0 million for the six months ended March 31, 2021. The increase in R&D expenses was primarily attributable to a $4.6 million reduction in labor allocated to support our customer projects, $0.8 million increase in salary-related expenditures, $0.4 million increase in hardware and software costs, and $0.3 million increase in third party contractor costs. The increase was partially offset by a $2.5 million decrease in stock-based compensation costs and $1.8 million increase in capitalized costs associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 3.4 percentage points from 50.8% for the six months ended March 31, 2021 to 54.2% for the six months ended March 31, 2022.

Sales & Marketing Expenses

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$8,309	$9,555	(13.0)%

Sales and marketing expenses for the three months ended March 31, 2022 were $8.3 million, a decrease of $1.3 million, or 13.0%, from $9.6 million for the three months ended March 31, 2021. The decrease in sales and marketing expenses was primarily attributable to a $1.5 million decrease in stock-based compensation and $0.2 million decrease in salary-related expenses partially offset by an increase of $0.3 million related to travel-related expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.4 percentage points from 17.3% for the three months ended March 31, 2021 to 14.9% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$14,188	$18,563	(23.6)%

Sales and marketing expenses for the six months ended March 31, 2022 were $14.2 million, a decrease of $4.4 million, or 23.6%, from $18.6 million for the six months ended March 31, 2021. The decrease in sales and marketing expenses was primarily attributable to a $4.7 million decrease in stock-based compensation and $0.6 million decrease in salary-related expenses partially offset by an increase of $0.5 million in travel-related expenditures, and $0.3 million related to commission expense. As a percentage of total operating expenses, sales and marketing expenses decreased by 4.0 percentage points from 17.8% for the six months ended March 31, 2021 to 13.8% for the six months ended March 31, 2022.

General & Administrative Expenses

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$13,800	$12,956	6.5%

General and administrative expenses for the three months ended March 31, 2022 were $13.8 million, an increase of $0.8 million, or 6.5%, from $13.0 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to $2.2 million increase in third-party professional services. The increase was partially offset by $1.3 million decrease in stock-based compensation costs. As a percentage of total operating expenses, general and administrative expenses increased by 1.3 percentage points from 23.5% for the three months ended March 31, 2021 to 24.8% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$21,327	$25,390	(16.0)%

General and administrative expenses for the six months ended March 31, 2022 were $21.3 million, a decrease of $4.1 million, or 16.0%, from $25.4 million for the six months ended March 31, 2021. The decrease in general and administrative expenses was primarily attributable to $6.9 decrease in stock-based compensation costs. The decrease was partially offset by a $2.0 million increase in third-party professional services and $0.9 million increase in salary-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 3.6 percentage points from 24.3% for the six months ended March 31, 2021 to 20.7% for the six months ended March 31, 2022.

Amortization of Intangible Assets

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Cost of revenues	$897	$1,879	(52.3)%
Operating expense	3,135	3,183	(1.5)%
Total amortization	$4,032	$5,062	(20.3)%

Intangible asset amortization for the three months ended March 31, 2022 was $4.0 million, a decrease of $1.1 million, or 20.3%, from $5.1 million for the three months ended March 31, 2021. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal 2021. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 3.5 percentage points from 7.2% for the three months ended March 31, 2021 to 3.7% for the three months ended March 31, 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.2 percentage points from 5.8% for the three months ended March 31, 2021 as compared to 5.6% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Cost of revenues	$2,776	$3,758	(26.1)%
Operating expense	6,289	6,341	(0.8)%
Total amortization	$9,065	$10,099	(10.2)%

Intangible asset amortization for the six months ended March 31, 2022 was $9.1 million, a decrease of $1.0 million, or 10.2%, from $10.1 million for the six months ended March 31, 2021. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal 2021. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 1.4 percentage points from 7.1% for the six months ended March 31, 2021 to 5.7% for the six months ended March 31, 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses remained flat at 6.1% for the six months ended March 31, 2022 and 2021.

Restructuring and Other Costs, Net

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Restructuring and other costs, net	$474	$537	(11.7)%

Restructuring and other costs, net for the three months ended March 31, 2022 and 2021 remained flat at $0.5 million. For the three months ended March 31, 2022, we recorded restructuring and other charges, net of $0.5 million, which included $0.3 million related to one-time charges and a $0.2 million charge resulting from the closure of facilities that will no longer be utilized. As a percentage of total operating expenses, restructuring and other costs, net decreased by 0.1 percentage points from 1.0% for the three months ended March 31, 2021 to 0.9% for the three months ended March 31, 2022.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Restructuring and other costs, net	$5,389	$1,017	429.9%

Restructuring and other costs, net for the six months ended March 31, 2022 were $5.4 million, an increase of $4.4 million, or 429.9%, from $1.0 million for the six months ended March 31, 2021. The increase in restructuring and other costs, net was primarily driven by $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $0.3 million severance charge related to the elimination of personnel, and $0.4 million charge resulting from the closure of facilities that will no longer be utilized. As a percentage of total operating expenses, restructuring and other costs, net increased by 4.2 percentage points from 1.0% for the six months ended March 31, 2021 to 5.2% for the six months ended March 31, 2022.

Total Other Expense, Net

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Interest income	$83	$16	418.8%
Interest expense	(3,360)	(3,476)	(3.3)%
Other income (expense), net	(34)	3,496	(101.0)%
Total other income (expense), net	$(3,311)	$36	(9297.2)%

Total other expense, net for the three months ended March 31, 2022 was expense of $3.3 million, a decrease of $3.3 million from $36 thousand of income for the three months ended March 31, 2021. The change in other income (expense), net was primarily driven by foreign exchange losses. For further information, see “Liquidity and Capital Resources” below.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

Six Months Ended March 31,		% Change
2022	2021	2022 vs. 2021

Interest income	$173	$34	408.8%
Interest expense	(6,787)	(7,275)	(6.7)%
Other income (expense), net	(286)	1,259	(122.7)%
Total other expense, net	$(6,900)	$(5,982)	15.3%

Total other expense, net for the six months ended March 31, 2022 was expense of $6.9 million, a decrease of $0.9 million from $6.0 million of expense for the six months ended March 31, 2021. The decrease in interest expense was primarily attributable to a lower applicable interest rate on Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange gains offset by $1.3 million of expense related to a decrease in an asset corresponding with the release of indemnified pre-spin-off liabilities for uncertain tax positions. For further information, see “Liquidity and Capital Resources” below.

Provision For (Benefit From) Income Taxes

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Provision for income taxes	$3,445	$6,216	(44.6)%
Effective income tax rate %	116.0%	35.8%

Our effective income tax rate for the three months ended March 31, 2022 was 116.0%, compared to 35.8% for the three months ended March 31, 2021. Consequently, our provision for income taxes for the three months ended March 31, 2022 was $3.4 million, a net change of $2.8 million from a provision for income taxes of $6.2 million for the three months ended March 31, 2021. This difference was attributable to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income as a result of 2017 tax law changes.

Six Months Ended March 31, 2022 Compared with Six Months Ended March 31, 2021

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Provision for (benefit from) income taxes	$3,744	$(3,199)	(217.0)%
Effective income tax rate%	16.8%	(11.1)%

Our effective income tax rate for the six months ended March 31, 2022 was 16.8%, compared to negative 11.1% for the six months ended March 31, 2021. Consequently, our provision for income taxes for the six months ended March 31, 2022 was $3.7 million, a net change of $6.9 million from a benefit from income taxes of $3.2 million for the six months ended March 31, 2021. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and a $15.8 million tax benefit recorded as a result of a decrease to the enacted Netherlands tax rate in the first quarter of fiscal 2021, partially offset by a $3.5 million tax benefit recorded as result of a decrease to the enacted Netherlands tax rate in the first quarter of fiscal 2022.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2022, we had $146.1 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper and corporate bonds. As of March 31, 2022, our net working capital, excluding deferred revenue and deferred costs, was $181.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the three and six months ended March 31, 2022, we converted existing variable long-term contracts into minimum purchase commitment deals with our largest customer. These minimum commitment deals accounted for $19.9 million and $40.1 million of revenue, respectively. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years. The estimated future revenue related to these long-term contracts was previously included in our variable backlog.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generated from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our history of generating positive cash flows and the $146.1 million of cash, cash equivalents, and marketable securities as of March 31, 2022, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (a)	2,631	10,507	3,507	-	16,645
Senior Credit Facilities	3,125	23,438	87,500	-	114,063
Interest payable on Senior Credit Facilities (b)	1,551	5,513	1,174	-	8,238
Operating leases	3,525	10,946	5,218	2,470	22,159
Operating leases under restructuring (c)	(20)	30	402	201	613
Financing leases	208	886	414	-	1,508
Total material cash requirements	$11,020	$51,320	$273,215	$2,671	$338,226

(a)	Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of March 31, 2022.
(b)	Interest per annum is due and payable monthly and is determined based on the outstanding principal as of March 31, 2022.
(c)	Contractual lease commitments are shown net of sublease income related to certain facilities. As of March 31, 2022, we anticipate sublease income of $2.0 million through fiscal year 2024.

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

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between the Company and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs.

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock).

The interest expense recognized related to the Notes for the three and six months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Contractual interest expense	$1,294	$1,294	$2,616	$2,616
Amortization of debt discount	919	863	1,843	1,731
Amortization of issuance costs	231	217	463	435
Total interest expense related to the Notes	$2,444	$2,374	$4,922	$4,782

The conditional conversion feature of the Notes was triggered in the three and six months ended March 31, 2022, with no Notes being converted. As of March 31, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered the Revolving Facility, which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2022, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment”). The Amendment extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

The Amendment revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows: (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of the Amendment, the applicable LIBOR floor was reduced from 0.50% to 0.00%.

From the Amendment No. 1 Effective Date until the fiscal quarter ended March 31, 2021, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three and six months ended March 31, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2022 and 2021 was $0.9 million and $1.0 million, respectively, and $1.8 million and $2.4 million for the six months ended March 31, 2022 and 2021, respectively. Amounts reflect the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of March 31, 2022, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2022 and 2021, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$6,743	$27,009	(75.0)%
Net cash used in investing activities	(5,965)	(13,847)	(56.9)%
Net cash used in financing activities	(16,336)	(31,039)	(47.4)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,051)	1,356	(177.5)%
Net changes in cash and cash equivalents	$(16,609)	$(16,521)	0.5%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2022 was $6.7 million, a net decrease of $20.3 million, or 75.0%, from net cash provided by operating activities of $27.0 million for the six months ended March 31, 2021. The net decrease in cash provided by operating activities was primarily due to:

•	A decrease of $16.2 million from income before non-cash charges;
•	A decrease of $13.8 million due to unfavorable changes in working capital primarily related to cash outflows from prepaid expenses and other assets; and
•	An increase of $9.6 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended March 31, 2022 was $6.0 million, a net change of $7.8 million, or 56.9%, from $13.8 million cash used in investing activities for the six months ended March 31, 2021. The change in cash flows were driven by:

•	An increase of $9.7 million net cash inflow related to marketable securities;
•	A decrease of $2.0 million related to payments for equity investments; and
•	An increase of $4.8 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended March 31, 2022 was $16.3 million, a net change of $14.7 million, from cash used in financing activities of $31.0 million for the six months ended March 31, 2021. The change in cash flows were primarily due to:

•	An increase of $14.2 million in payments of tax related withholdings due to the net settlement of equity awards; and
•	An increase of $28.4 million in proceeds from the issuance of our common stock.

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

On March 31, 2022, we concluded that no goodwill impairment indicators were present.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $70.9 million at March 31, 2022. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $6.2 million at March 31, 2022. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At March 31, 2022, we held approximately $111.8 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits would increase by $0.7 million per annum, based on March 31, 2022 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of March 31, 2022, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.6 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between February 8, 2021 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from February 8, 2021 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to continue to defend the remaining claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Other Legal Proceedings

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, other than the risks described below.

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1†	Offer Letter, dated March 11, 2022, by and between Cerence Inc. and Marc Montagner	X
10.2†	Change of Control and Severance Agreement, effective as of April 4, 2022, by and between Cerence Inc. and Marc Montagner	X
10.3†	Transitional Services and Retirement Agreement, dated February 4, 2022, by and between Cerence Inc. and Mark Gallenberger	X
10.4†	Transitional Services Agreement, dated February 2, 2022, by and between Cerence Inc. and Leanne Fitzgerald	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: May 10, 2022	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)