Form 10-Q
period 2022-06-30
Cerence Inc.
filed 2022-08-09
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 39,383,320 shares of common stock, $0.01 par value per share, outstanding.

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
•
fluctuations in our financial and operating results;
•
inability to control and successfully manage our expense and cash positions;
•
escalating pricing pressures from our customers;
•
the impact on our business of the transition to a lower level of fixed contracts, including, but not limited to, the failure to achieve the expected predictability and growth in our reported revenue following a transition year of fiscal 2023;
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
•
restrictions on our current and future operations under the terms of our debt arrangements and the use of cash to service our debt; and
•
certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors." These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues:
License	$46,452	$49,980	$139,610	$150,765
Connected services	19,990	30,283	67,475	83,949
Professional services	22,599	16,538	62,662	54,392
Total revenues	89,041	96,801	269,747	289,106
Cost of revenues:
License	585	863	1,692	2,718
Connected services	5,391	6,108	16,766	19,960
Professional services	18,173	14,985	51,448	48,632
Amortization of intangible assets	103	1,879	2,879	5,637
Total cost of revenues	24,252	23,835	72,785	76,947
Gross profit	64,789	72,966	196,962	212,159
Operating expenses:
Research and development	26,040	30,370	81,808	83,365
Sales and marketing	8,299	9,534	22,487	28,097
General and administrative	10,614	13,173	31,941	38,563
Amortization of intangible assets	2,862	3,180	9,151	9,521
Restructuring and other costs, net	1,197	1,760	6,586	2,777
Total operating expenses	49,012	58,017	151,973	162,323
Income from operations	15,777	14,949	44,989	49,836
Interest income	243	34	416	68
Interest expense	(3,815)	(3,294)	(10,602)	(10,569)
Other (expense) income, net	(478)	173	(764)	1,432
Income before income taxes	11,727	11,862	34,039	40,767
Provision for income taxes	110,994	6,064	114,738	2,865
Net (loss) income	$(99,267)	$5,798	$(80,699)	$37,902
Net (loss) income per share:
Basic	$(2.53)	$0.15	$(2.06)	$1.01
Diluted	$(2.53)	$0.15	$(2.06)	$0.97
Weighted-average common share outstanding:
Basic	39,313	37,825	39,113	37,664
Diluted	39,313	39,296	39,113	39,135

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Net (loss) income	$(99,267)	$5,798	$(80,699)	$37,902
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,013)	3,937	(22,697)	5,786
Pension adjustments, net	122	22	256	96
Net unrealized loss on available-for-sale securities	(81)	(14)	(248)	(14)
Total other comprehensive (loss) income	(11,972)	3,945	(22,689)	5,868
Comprehensive (loss) income	$(111,239)	$9,743	$(103,388)	$43,770

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,454	$128,428
Marketable securities	18,890	30,435
Accounts receivable, net of allowances of $167 and $395	62,698	45,560
Deferred costs	7,422	6,095
Prepaid expenses and other current assets	57,689	76,530
Total current assets	255,153	287,048
Long-term marketable securities	8,784	7,339
Property and equipment, net	38,027	31,505
Deferred costs	24,308	31,702
Operating lease right of use assets	16,641	14,901
Goodwill	1,114,556	1,128,511
Intangible assets, net	12,546	25,348
Deferred tax assets	49,780	159,293
Other assets	57,042	20,081
Total assets	$1,576,837	$1,705,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,370	$11,636
Deferred revenue	75,166	78,394
Short-term operating lease liabilities	5,486	4,562
Short-term debt	9,375	6,250
Accrued expenses and other current liabilities	48,990	64,467
Total current liabilities	154,387	165,309
Long-term debt	261,202	265,093
Deferred revenue, net of current portion	173,519	198,343
Long-term operating lease liabilities	13,021	12,216
Other liabilities	24,596	32,822
Total liabilities	626,725	673,783
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 39,316 and 38,025 shares issued and outstanding, respectively	393	381
Accumulated other comprehensive (loss) income	(21,055)	1,634
Additional paid-in capital	1,023,896	1,002,353
(Accumulated deficit) Retained earnings	(53,122)	27,577
Total stockholders' equity	950,112	1,031,945
Total liabilities and stockholders' equity	$1,576,837	$1,705,728

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186
Net loss	-	-	-	(99,267)	-	(99,267)
Other comprehensive loss	-	-	-	-	(11,972)	(11,972)
Issuance of common stock	12	-	103	-	-	103
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(134)	-	-	(134)
Stock-based compensation	-	-	5,196	-	-	5,196
Balance at June 30, 2022	39,316	$393	$1,023,896	$(53,122)	$(21,055)	$950,112

Three Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	37,780	$379	$983,640	$13,788	$5,634	$1,003,441
Net income	-	-	-	5,798	-	5,798
Other comprehensive income	-	-	-	-	3,945	3,945
Issuance of common stock	51	-	1,637	-	-	1,637
Stock withheld to cover tax withholdings requirements upon stock vesting	(3)	-	(1,889)	-	-	(1,889)
Stock-based compensation	-	-	8,917	-	-	8,917
Balance at June 30, 2021	37,828	$379	$992,305	$19,586	$9,579	$1,021,849

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Nine Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net loss	-	-	-	(80,699)	-	(80,699)
Other comprehensive loss	-	-	-	-	(22,689)	(22,689)
Issuance of common stock	1,437	13	34,930	-	-	34,943
Stock withheld to cover tax withholdings requirements upon stock vesting	(146)	(1)	(47,959)	-	-	(47,960)
Stock-based compensation	-	-	34,572	-	-	34,572
Balance at June 30, 2022	39,316	$393	$1,023,896	$(53,122)	$(21,055)	$950,112

Nine Months Ended June 30, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at September 30, 2020	36,842	$369	$974,307	$(18,316)	$3,711	$960,071
Net income	-	-	-	37,902	-	37,902
Other comprehensive income	-	-	-	-	5,868	5,868
Issuance of common stock	1,441	14	6,668	-	-	6,682
Stock withheld to cover tax withholdings requirements upon stock vesting	(455)	(4)	(34,085)	-	-	(34,089)
Stock-based compensation	-	-	45,415	-	-	45,415
Balance at June 30, 2021	37,828	$379	$992,305	$19,586	$9,579	$1,021,849

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(80,699)	$37,902
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	18,853	22,276
Benefit from credit loss reserve	(414)	(412)
Stock-based compensation	23,020	42,179
Non-cash interest expense	3,922	3,730
Deferred tax provision (benefit)	103,394	(3,812)
Other	5,137	(1,590)
Changes in operating assets and liabilities:
Accounts receivable	(21,626)	(1,698)
Prepaid expenses and other assets	(34,621)	(17,065)
Deferred costs	3,753	5,078
Accounts payable	4,638	2,906
Accrued expenses and other liabilities	(2,698)	(4,026)
Deferred revenue	(19,844)	(34,400)
Net cash provided by operating activities	2,815	51,068
Cash flows from investing activities:
Capital expenditures	(14,418)	(8,055)
Purchases of marketable securities	(21,153)	(33,800)
Sale and maturities of marketable securities	31,003	9,000
Payments for equity investments	(584)	(2,563)
Other investing activities	1,735	702
Net cash used in investing activities	(3,417)	(34,716)
Cash flows from financing activities:
Payments for long-term debt issuance costs	—	(520)
Principal payments of long-term debt	(4,689)	(4,689)
Common stock repurchases for tax withholdings for net settlement of equity awards	(47,960)	(34,089)
Principal payment of lease liabilities arising from a finance lease	(289)	(326)
Proceeds from the issuance of common stock	34,943	6,682
Net cash used in financing activities	(17,995)	(32,942)
Effects of exchange rate changes on cash and cash equivalents	(1,377)	1,363
Net change in cash and cash equivalents	(19,974)	(15,227)
Cash and cash equivalents at beginning of period	128,428	136,067
Cash and cash equivalents at end of period	$108,454	$120,840
Supplemental information:
Cash paid for income taxes	$9,868	$1,946
Cash paid for interest	$7,724	$8,817

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

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, pandemic related lockdowns have been experienced in China throughout 2022, which resulted in loss of automotive production. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 or other market factors could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Three customers accounted for 13.3%, 11.3% and 10.1%, respectively, of our Accounts receivable, net balance at June 30, 2022. One customer accounted for 12.1% of our Accounts receivable, net balance at September 30, 2021.

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

The change in the allowance for credit losses for the nine months ended June 30, 2022 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	18
Foreign exchange impact on ending balance	(71)
Balance as of June 30, 2022	$395

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. The guidance is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2021, our fiscal year 2023. We may elect to adopt the standard on a retrospective or modified retrospective basis. We plan to adopt this new standard in the first quarter of our fiscal year 2023. ASU 2020-06 is applicable to our 3.00% Senior Convertible Notes due 2025. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

We allocate the transaction price of the arrangement based on the relative estimated SSP of each distinct performance obligation. Judgment is required to determine the SSP for each distinct performance obligation. In determining SSP, we maximize observable inputs, when possible. Since our prices vary from customer to customer based on customer relationship, volume discount and contract type, there are instances where the SSP is not directly observable. In such instances, we estimate SSP by considering a number of data points, including cost of developing and supplying each performance obligation; types of offerings; and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists. These factors may vary over time, depending upon the unique facts and circumstances related to each deliverable. We review the SSP for each distinct performance obligation on a periodic basis, or when the underlying factors are deemed to have changed, and make updates when appropriate.

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$23,317	$31,632	$80,401	$100,507
Other Americas	20	37	57	105
Germany	18,880	24,519	61,520	81,230
Other Europe, Middle East and Africa	4,561	10,574	11,091	27,239
Japan	17,476	19,032	68,965	45,484
Other Asia-Pacific	24,787	11,007	47,713	34,541
Total net revenues	$89,041	$96,801	$269,747	$289,106

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented.

Revenues relating to one customer accounted for $10.1 million, or 11.4%, of revenues for the three months ended June 30, 2022. Revenues relating to two customers accounted for $54.3 million, or 20.1%, and $38.3 million, or 14.2%, of revenues for the nine months ended June 30, 2022. During the nine months ended June 30, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenues related to these long-term contracts was previously included in our variable backlog, which includes estimated future revenues from variable forecasted royalties related to our embedded and connected businesses. These minimum purchase commitment deals accounted for $47.1 million of revenues for the nine months ended June 30, 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Revenues relating to two customers accounted for $19.3 million, or 20.0%, and $12.7 million, or 13.1%, of revenues for the three months ended June 30, 2021. Revenues relating to two customers accounted for $54.5 million, or 18.8%, and $37.4 million, or 12.9%, of revenues for the nine months ended June 30, 2021.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and Other assets, respectively. As of June 30, 2022 and September 30, 2021, we had $6.9 million and $6.9 million of contract acquisition costs, respectively. We had amortization expense of $0.7 million and $0.6 million related to these costs during the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $1.5 million for the nine months ended June 30, 2022 and 2021, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.3 million and $3.0 million related to these costs during the three months ended June 30, 2022 and 2021, respectively, and $7.8 million and $10.5 million for the nine months ended June 30, 2022 and 2021, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2021	$59,143
Revenues recognized but not billed	81,375
Amounts reclassified to accounts receivable, net	(49,514)
Foreign exchange impact on ending balance	(10,544)
Balance as of June 30, 2022	$80,460

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2021	$276,737
Amounts billed but not recognized	76,526
Revenue recognized	(101,104)
Foreign exchange impact on ending balance	(3,474)
Balance as of June 30, 2022	$248,685

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2022 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$155,697	$158,849	$27,041	$341,587

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

The dilutive effect of the Notes (as defined in Note 14) is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net (loss) income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2022	2021	2022	2021

Numerator:
Net (loss) income - basic and diluted	$(99,267)	$5,798	$(80,699)	$37,902

Denominator:
Weighted average common shares outstanding - basic	39,313	37,825	39,113	37,664
Dilutive effect of restricted stock awards	-	1,471	-	1,471
Weighted average common shares outstanding - diluted	39,313	39,296	39,113	39,135

Net (loss) income per common share:
Basic	$(2.53)	$0.15	$(2.06)	$1.01
Diluted	$(2.53)	$0.15	$(2.06)	$0.97

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2022	2021	2022	2021
Restricted stock unit awards	-	-	369	-
Conversion option of our Convertible Senior Notes	4,677	4,677	4,677	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $67,924 at cost (a)	$67,918	$67,918	$-
U.S. treasury notes $3,471 at cost (b)	3,457	-	3,457
Level 2:
Time deposits, $1,903 at cost (a)	1,903	1,903	-
Commercial paper, $7,539 at cost (b)	7,539	-	7,539
Corporate bonds, $16,917 at cost (b)	16,678	-	16,678
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$99,495	$69,821	$27,674

	September 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$75,873	$75,873	$-
Level 2:
Time deposits, $2,965 at cost (a)	2,965	2,965	-
Commercial paper, $18,080 at cost (b)	18,080	-	18,080
Corporate bonds, $19,704 at cost (b)	19,694	-	19,694
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$118,612	$78,838	$37,774

(a)
Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)
U.S. treasury notes, commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Condensed Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

(c)
Debt Securities are included within Prepaid and other current assets in the Condensed Consolidated Balance Sheets and classified as current given the maturity of the financial asset is less than 12 months.

During the three months ended June 30, 2022, unrealized losses related to our marketable securities were immaterial. During the nine months ended June 30, 2022, we recorded unrealized losses related to our marketable securities of $0.2 million within Accumulated other comprehensive income. During the three and nine months ended June 30, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive income.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2022 and September 30, 2021, the estimated fair value of our Notes was $187.4 million and $469.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

We have non-controlling equity investments in privately held companies. We evaluated the equity investments under the voting model and concluded consolidation was not applicable. We accounted for the investments by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. Investments without readily determinable fair values were $3.1 million and $2.6 million as of June 30, 2022 and September 30, 2021, respectively. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. At June 30, 2022, the total notional amount of forward contracts was $68.1 million. At June 30, 2022, the weighted-average remaining maturity of these instruments was approximately 11.9 months.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2022 and September 30, 2021 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2022	September 30, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,653	$1,235
Foreign currency forward contracts	Other assets	579	365
Foreign currency forward contracts	Accrued expenses and other current liabilities	463	131
Foreign currency forward contracts	Other liabilities	$231	$148

The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three and nine months ended June 30, 2022 and 2021 (dollars in thousand):

		Gain recognized in earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives not designated as hedges	Classification	2022	2021	2022	2021
Foreign currency forward contracts	Other income (expense), net	$272	$649	$2,736	$2,419

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

Due to the current macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim quantitative impairment test as of June 30, 2022. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, which were revised to reflect the anticipated impact of the semiconductor shortage, to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for our reporting unit. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value of approximately $995 million as of June 30, 2022. The estimated fair value exceeded the $950 million carrying value of our reporting unit by approximately $45 million, or 5% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of June 30, 2022.

The full extent to which the ongoing macroeconomic conditions could adversely affects our financial performance will depend on future developments, many of which are outside of our control. These uncertainties could adversely impact the significant estimates and assumptions, which we believe to be reasonable, that are incorporated in our valuation techniques used to estimate the fair value of our reporting unit on June 30, 2022. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, new market penetration, and determination of appropriate market comparables. Adverse impacts to the estimates and assumptions used in our valuation techniques could result in the determination that all or a portion of our goodwill may be impaired in future periods.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2022 are as follows (dollars in thousands):

Total
Balance as of September 30, 2021	$1,128,511
Effect of foreign currency translation	(13,955)
Balance as of June 30, 2022	$1,114,556

(b) Intangible Assets, Net

Due to the current macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim test for recoverability of our long-lived asset group as of June 30, 2022. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of June 30, 2022.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,870	$(94,945)	$11,925	1.8
Technology and patents	89,527	(88,906)	621	1.5
Total	$196,397	$(183,851)	$12,546

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,485	$(88,638)	$21,847	2.2
Technology and patents	90,738	(87,237)	3,501	0.9
Total	$201,223	$(175,875)	$25,348

Amortization expense related to intangible assets in the aggregate was $2.9 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively, and $12.0 million and $15.2 million for the nine months ended June 30, 2022 and 2021, respectively. We expect amortization of intangible assets to be approximately $2.5 million for the remainder of fiscal year 2022.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2022 and September 30, 2021:

	June 30, 2022	September 30, 2021
Weighted-average remaining lease term (in months):
Operating leases	48.2	52.2
Finance leases	38.6	47.1
Weighted-average discount rate:
Operating leases	3.8%	5.1%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Finance lease costs:
Amortization of right of use asset	$109	$87	$327	$301
Interest on lease liability	12	16	39	48
Operating lease cost	1,677	1,885	5,184	5,825
Variable lease cost	843	801	2,532	1,271
Sublease income	(46)	(53)	(141)	(157)
Total lease cost	$2,595	$2,736	$7,941	$7,288

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended June 30, 2022 and 2021, cash payments related to operating leases were $1.6 million and $1.8 million, respectively, and $5.0 million and $5.9 million for the nine months ended June 30, 2022 and 2021, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three months ended June 30, 2022, cash payments related to financing leases were immaterial. For the nine months ended June 30, 2022, cash payments related to financing leases were $0.3 million, of which an immaterial amount related to the interest portion of the lease liability. For the three and nine months ended June 30, 2021, cash payments related to finance leases were $0.1 million and $0.3 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended June 30, 2022 and 2021, right of use assets obtained in exchange for lease obligations were $0.3 million and $0.6 million, respectively, and $7.3 million and $3.1 million for the nine months ended June 30, 2022 and 2021, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2022 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2022	$1,762	$104	$1,866
2023	5,714	467	6,181
2024	4,901	417	5,318
2025	3,230	362	3,592
2026	1,839	53	1,892
Thereafter	2,377	—	2,377
Total future minimum lease payments	$19,823	$1,403	$21,226
Less effects of discounting	(1,316)	(77)	(1,393)
Total lease liabilities	$18,507	$1,326	$19,833
Reported as of June 30, 2022
Short-term lease liabilities	$5,486	$427	$5,913
Long-term lease liabilities	13,021	899	13,920
Total lease liabilities	$18,507	$1,326	$19,833

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2022	September 30, 2021

Compensation	$21,085	$39,536
Sales and other taxes payable	6,136	8,574
Cost of revenue related liabilities	4,095	4,634
Professional fees	4,092	3,604
Interest payable	540	1,919
Other	13,042	6,200
Total	$48,990	$64,467

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2022 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2021	$1,620	$1,881	$3,501	$1,534	$5,035
Restructuring and other costs, net	1,528	521	2,049	4,537	6,586
Non-cash adjustments	—	(549)	(549)	(4,000)	(4,549)
Cash payments	(1,748)	(61)	(1,809)	(1,624)	(3,433)
Foreign exchange impact on ending balance	2	(10)	(8)	—	(8)
Balance at June 30, 2022	$1,402	$1,782	$3,184	$447	$3,631

The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Personnel	$1,278	$—	$1,528	$381
Facilities	154	447	521	1,012
Restructuring subtotal	1,432	447	2,049	1,393
Other	(235)	1,313	4,537	1,384
Restructuring and other costs, net	$1,197	$1,760	$6,586	$2,777

Fiscal Year 2022

For the three months ended June 30, 2022, we recorded restructuring and other charges, net of $1.2 million, which included $1.3 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.2 million related to other one-time gains.

For the nine months ended June 30, 2022, we recorded restructuring and other charges, net of $6.6 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $1.5 million severance charge related to the elimination of personnel, and $0.5 million charge resulting from the closure of facilities that will no longer be utilized.

Fiscal Year 2021

For the three months ended June 30, 2021, we recorded restructuring and other charges, net of $1.8 million, which included a $0.4 million charge resulting from the closure of facilities that will no longer be utilized and $1.3 million related to other one-time charges.

For the nine months ended June 30, 2021, we recorded restructuring and other charges, net of $2.8 million, which included a $0.4 million severance charge related to the elimination of personnel, $1.0 million charge resulting from the closure of facilities that will no longer be utilized, and $1.4 million related to other one-time charges.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2022 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2021	1,420,532	654,619	2,075,151	$44.20
Granted	782,887	383,637	1,166,524	$69.99
Vested	(929,585)	(474,681)	(1,404,266)	$60.17
Forfeited	(195,273)	(134,847)	(330,120)	$53.37
Non-vested at June 30, 2022	1,078,561	428,728	1,507,289	$61.99
Expected to vest			1,507,289	$61.99	0.92	$38,014

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of connected services	$97	$165	$440	$937
Cost of professional services	625	1,543	2,944	4,008
Research and development	2,531	4,774	8,672	13,377
Sales and marketing	1,239	2,774	2,083	8,351
General and administrative	1,761	5,454	4,881	15,506
Restructuring and other costs, net	—	—	4,000	—
	$6,253	$14,710	$23,020	$42,179

For the nine months ended June 30, 2022, we had lower stock-based compensation expense relating to our performance-based restricted stock units compared to the nine months ended June 30, 2021. Compensation cost for our performance-based restricted stock units is recognized based on the number of units expected to vest upon the achievement of the performance conditions. During the nine months ended June 30, 2022, we recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net. We recorded $2.4 million, net of $0.2 million in forfeitures, in stock-based compensation due to the retirement of our former CFO and resignation of our former General Counsel and the resulting modification of certain stock-based awards.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2022, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse (together “Plaintiffs”) filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against Defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of June 30, 2022, we have a $1.3 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2023 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of income before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Domestic	$38,167	$4,895	$52,366	$19,139
Foreign	(26,440)	6,967	(18,327)	21,628
Income before income taxes	$11,727	$11,862	$34,039	$40,767

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Domestic	$(4,807)	$2,661	$(3,137)	$6,414
Foreign	115,801	3,403	117,875	(3,549)
Provision for income taxes	$110,994	$6,064	$114,738	$2,865
Effective income tax rate	946.5%	51.1%	337.1%	7.0%

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

Our effective tax rate for the three months ended June 30, 2022 was 946.5% compared to 51.1% for the three months ended June 30, 2021. Consequently, our provision for income taxes for the three months ended June 30, 2022 was $111.0 million, a net change of $104.9 million from a provision for income taxes of $6.1 million for the three months ended June 30, 2021. This difference was attributable to the establishment of a valuation allowance in a foreign jurisdiction as discussed below.

Our effective tax rate for the nine months ended June 30, 2022 was 337.1% compared to 7.0% for the nine months ended June 30, 2021. Consequently, our provision for income taxes for the nine months ended June 30, 2022 was $114.7 million, a net change of $111.8 million from a provision for income taxes of $2.9 million for the nine months ended June 30, 2021. This difference was attributable to the establishment of a valuation allowance in a foreign jurisdiction as discussed below, our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of 2017 tax law changes, and a $15.8 million tax benefit recorded as a result of an increase to the enacted Netherlands tax rate in the first quarter of fiscal 2021.

Deferred income taxes arise from temporary difference between the tax and financial statement recognition of revenue and expenses. We regularly assess the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against our Netherlands deferred tax assets until we believe it is more likely than not that these assets will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2022	September 30, 2021
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $12,233 and $15,019, respectively, and deferred issuance costs of $3,076 and $3,776, respectively. Effective interest rate 6.29%.	$159,691	$156,205
Senior Credit Facilities, net of unamortized discount of $1,440 and $1,829, respectively, and deferred issuance costs of $174 and $221, respectively. Effective interest rate 3.86% and 2.86%, respectively.	110,886	115,138
Total debt	$270,577	$271,343
Less: current portion	(9,375)	(6,250)
Total long-term debt	$261,202	$265,093

The following table summarizes the maturities of our borrowing obligations as of June 30, 2022 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2022	$—	$1,562	$1,562
2023	—	10,938	10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$112,500	$287,500
Less: unamortized discount and issuance costs	(15,309)	(1,614)	(16,923)
Less: current portion of long-term debt	—	(9,375)	(9,375)
Total long-term debt	$159,691	$101,511	$261,202

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of June 30, 2022, the if-converted value of the Notes was $57.0 million less than its principal amount.

The conversion rate will initially be 26.7271 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock).

As of June 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,308	$1,308	$3,924	$3,924
Amortization of debt discount	943	886	2,786	2,617
Amortization of issuance costs	237	223	700	658
Total interest expense related to the Notes	$2,488	$2,417	$7,410	$7,199

The conditional conversion feature of the Notes was triggered during the nine months ended June 30, 2022. As of June 30, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2022, there were no amounts outstanding under the Revolving Facility.

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

From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three and nine months ended June 30, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2022 and 2021 was $1.1 million and $0.8 million, respectively, and $2.9 million and $3.2 million for the nine months ended June 30, 2022 and 2021, respectively. Amounts reflect the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leverage ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of June 30, 2022, we were in compliance with all Credit Agreement covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated and combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the Securities and Exchange Commission (“SEC”) on November 23, 2021. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, pandemic related lockdowns have been experienced in China throughout 2022, which resulted in loss of automotive production. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 or other market factors could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

The condensed consolidated balance sheet data as of September 30, 2021 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2022.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

•
Total revenue decreased by $7.8 million, or 8.0%, to $89.0 million from $96.8 million.
•
Operating margin increased 2.3 percentage points to 17.7% from 15.4%.
•
Cash used in operating activities was $3.9 million, a decrease of $28.0 million from cash provided by operating activities of $24.1 million.

For the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021:

•
Total revenue decreased by $19.4 million, or 6.7%, to $269.7 million from $289.1 million.
•
Operating margin decreased 0.5 percentage points to 16.7% from 17.2%.
•
Cash provided by operating activities was $2.8 million, a decrease of $48.3 million from cash provided by operating activities of $51.1 million.

Operating Results

The following table shows the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue:
License	$46,452	$49,980	$139,610	$150,765
Connected services	19,990	30,283	67,475	83,949
Professional services	22,599	16,538	62,662	54,392
Total revenues	89,041	96,801	269,747	289,106
Cost of revenue:
License	585	863	1,692	2,718
Connected services	5,391	6,108	16,766	19,960
Professional services	18,173	14,985	51,448	48,632
Amortization of intangible assets	103	1,879	2,879	5,637
Total cost of revenues	24,252	23,835	72,785	76,947
Gross profit	64,789	72,966	196,962	212,159
Operating expenses:
Research and development	26,040	30,370	81,808	83,365
Sales and marketing	8,299	9,534	22,487	28,097
General and administrative	10,614	13,173	31,941	38,563
Amortization of intangible assets	2,862	3,180	9,151	9,521
Restructuring and other costs, net	1,197	1,760	6,586	2,777
Total operating expenses	49,012	58,017	151,973	162,323
Income from operations	15,777	14,949	44,989	49,836
Interest income	243	34	416	68
Interest expense	(3,815)	(3,294)	(10,602)	(10,569)
Other (expense) income, net	(478)	173	(764)	1,432
Income before income taxes	11,727	11,862	34,039	40,767
Provision for income taxes	110,994	6,064	114,738	2,865
Net (loss) income	$(99,267)	$5,798	$(80,699)	$37,902

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During the fourth quarter of fiscal year 2022 and fiscal year 2023, we expect a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis. As a result, we expect a negative impact on reported license revenue for the fourth quarter of fiscal year 2022 and fiscal year 2023. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage.

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

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2022	% of Total	2021	% of Total	2022 vs. 2021
License	$46,452	52.2%	$49,980	51.6%	(7.1)%
Connected services	19,990	22.5%	30,283	31.3%	(34.0)%
Professional services	22,599	25.3%	16,538	17.1%	36.6%
Total revenues	$89,041		$96,801		(8.0)%

Total revenues for the three months ended June 30, 2022 were $89.0 million, a decrease of $7.8 million, or 8.0%, from $96.8 million for the three months ended June 30, 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts for calendar year 2022 have decreased in response to the ongoing semiconductor shortage, conflict between Russia and Ukraine, and the effects of lockdowns in mainland China driven by COVID-19. While we cannot predict the full impact of the forecasted decline in production to our business, we do expect our operating results to be negatively impacted for the remainder of the fiscal year.

License Revenue

License revenue for the three months ended June 30, 2022 was $46.5 million, a decrease of $3.5 million, or 7.1%, from $50.0 million for the three months ended June 30, 2021. Variable license revenue decreased by $9.5 million primarily due to a lower volume of licensing royalties. This decrease, which was due in part to consumption of fixed license contracts, was partially offset by an $5.1 million increase in minimum purchase commitment and prepaid deals with customers. As a percentage of total revenues, license revenue increased 0.6 percentage points from 51.6% for the three months ended June 30, 2021 to 52.2% for the three months ended June 30, 2022.

Connected Services Revenue

Connected services revenue for the three months ended June 30, 2022 was $20.0 million, a decrease of $10.3 million, or 34.0%, from $30.3 million for the three months ended June 30, 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance Communications, Inc. (“Nuance”) through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 8.8 percentage point from 31.3% for the three months ended June 30, 2021 to 22.5% for the three months ended June 30, 2022.

Professional Services Revenue

Professional service revenue for the three months ended June 30, 2022 was $22.6 million, an increase of $6.1 million, or 36.6%, from $16.5 million for the three months ended June 30, 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 8.2 percentage points from 17.1% for the three months ended June 30, 2021 to 25.3% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2022	% of Total	2021	% of Total	2022 vs. 2021
License	$139,610	51.8%	$150,765	52.1%	(7.4)%
Connected services	67,475	25.0%	83,949	29.0%	(19.6)%
Professional services	62,662	23.2%	54,392	18.9%	15.2%
Total revenues	$269,747		$289,106		(6.7)%

Total revenues for the nine months ended June 30, 2022 were $269.7 million, a decrease of $19.4 million, or 6.7%, from $289.1 million for the nine months ended June 30, 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts for calendar year 2022 have decreased in response to the ongoing semiconductor shortage, conflict between Russia and Ukraine, and the effects of lockdowns in mainland China driven by COVID-19. While we cannot predict the full impact of the forecasted decline in production to our business, we do expect our operating results to be negatively impacted for the remainder of the fiscal year.

License Revenue

License revenue for the nine months ended June 30, 2022 was $139.6 million, a decrease of $11.2 million, or 7.4%, from $150.8 million for the nine months ended June 30, 2021. Variable license revenue decreased by $41.1 million primarily due to a lower volume of licensing royalties. This decrease, which was due in part to consumption of fixed license contracts, was partially offset by a $23.5 million increase in minimum purchase commitment and prepaid deals and $5.2 million from a one-time volume commitment deal with a fitness customer. During the nine months ended June 30, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals that accounted for $47.1 million of revenue during such nine-month period. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years. The estimated future revenue related to these long-term contracts was previously included in our variable backlog. As a percentage of total revenues, license revenue decreased by 0.3 percentage points from 52.1% for the nine months ended June 30, 2021 to 51.8% for the nine months ended June 30, 2022.

Connected Services Revenue

Connected services revenue for the nine months ended June 30, 2022 was $67.5 million, a decrease of $16.4 million, or 19.6% from $83.9 million for the nine months ended June 30, 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 4.0 percentage points from 29.0% for the nine months ended June 30, 2021 to 25.0% for the nine months ended June 30, 2022.

Professional Services Revenue

Professional service revenue for the nine months ended June 30, 2022 was $62.7 million, an increase of $8.3 million, or 15.2%, from $54.4 million for the nine months ended June 30, 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 4.3 percentage points from 18.9% for the nine months ended June 30, 2021 to 23.2% for the nine months ended June 30, 2022.

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
License	$585	$863	(32.2)%
Connected services	5,391	6,108	(11.7)%
Professional services	18,173	14,985	21.3%
Amortization of intangibles	103	1,879	(94.5)%
Total cost of revenues	$24,252	$23,835	1.7%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
License	$45,867	$49,117	(6.6)%
Connected services	14,599	24,175	(39.6)%
Professional services	4,426	1,553	185.0%
Amortization of intangibles	(103)	(1,879)	94.5%
Total gross profit	$64,789	$72,966	(11.2)%

Total cost of revenues for the three months ended June 30, 2022 were $24.3 million, an increase of $0.5 million, or 1.7%, from $23.8 million for the three months ended June 30, 2021.

We experienced a decrease in total gross profit of $8.2 million, or 11.2%, from $73.0 million for the three months ended June 30, 2021 to $64.8 million for the three months ended June 30, 2022. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the three months ended June 30, 2022 was $0.6 million, a decrease of $0.3 million, or 32.2%, from $0.9 million for the three months ended June 30, 2021. Cost of license revenues decreased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue decreased by 1.2 percentage points from 3.6% for the three months ended June 30, 2021 to 2.4% for the three months ended June 30, 2022.

License gross profit decreased by $3.2 million, or 6.6%, for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended June 30, 2022 was $5.4 million, a decrease of $0.7 million, or 11.7%, from $6.1 million for the three months ended June 30, 2021. Cost of connected services revenue decreased primarily due to a $0.7 million decrease in amortization of costs previously deferred and $0.4 million decrease in salary-related expenditures. The decrease was partially offset by a $0.3 million increase in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 3.4 percentage points from 25.6% for the three months ended June 30, 2021 to 22.2% for the three months ended June 30, 2022.

Connected services gross profit decreased $9.6 million, or 39.6%, from $24.2 million for the three months ended June 30, 2021 to $14.6 million for the three months ended June 30, 2022, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended June 30, 2022 was $18.2 million, an increase of $3.2 million, or 21.3%, from $15.0 million for the three months ended June 30, 2021. Cost of professional services revenue increased primarily due to a $3.1 million increase in third-party contractor costs, $0.9 million higher internal allocated labor costs, and $0.3 million increase in amortization of costs previously deferred. The increase was partially offset by a $0.9 million decrease in stock-based compensation costs and a $0.3 million decrease in salary-related expenditures. As a percentage of total cost of revenues, cost of professional services revenue increased by 12.0 percentage points from 62.9% for the three months ended June 30, 2021 to 74.9% for the three months ended June 30, 2022.

Professional services gross profit increased $2.8 million, or 185.0%, from $1.6 million for the three months ended June 30, 2021 to $4.4 million for the three months ended June 30, 2022, which was due to an increase in professional services revenues and cost savings initiatives implemented during the first half of fiscal year 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
License	$1,692	$2,718	(37.7)%
Connected services	16,766	19,960	(16.0)%
Professional services	51,448	48,632	5.8%
Amortization of intangibles	2,879	5,637	(48.9)%
Total cost of revenues	$72,785	$76,947	(5.4)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
License	$137,918	$148,047	(6.8)%
Connected services	50,709	63,989	(20.8)%
Professional services	11,214	5,760	94.7%
Amortization of intangibles	(2,879)	(5,637)	48.9%
Total gross profit	$196,962	$212,159	(7.2)%

Total cost of revenues for the nine months ended June 30, 2022 were $72.8 million, a decrease of $4.1 million, or 5.4%, from $76.9 million for the nine months ended June 30, 2021.

We experienced a decrease in total gross profit of $15.2 million, or 7.2%, from $212.2 million for the nine months ended June 30, 2021 to $197.0 million for the nine months ended June 30, 2022. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the nine months ended June 30, 2022 was $1.7 million, a decrease of $1.0 million, or 37.7%, from $2.7 million for the nine months ended June 30, 2021. Cost of license revenues decreased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenues, cost of license revenue decreased by 1.2 percentage points from 3.5% for the nine months ended June 30, 2021 to 2.3% for the nine months ended June 30, 2022.

License gross profit decreased by $10.1 million, or 6.8%, for the nine months ended June 30, 2022 when compared to the nine months ended June 30, 2021, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the nine months ended June 30, 2022 was $16.8 million, a decrease of $3.2 million, or 16.0%, from $20.0 million for the nine months ended June 30, 2021. Cost of connected services revenue decreased primarily due to a $1.4 million decrease in salary-related expenditures, $0.6 million decrease in amortization of costs previously deferred, $0.5 million decrease in stock-based compensation, $0.4 million decrease in internal allocated labor costs, $0.2 million decrease in third-party contractor costs and $0.2 million decrease in depreciation costs, offset by $1.1 million increase in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected service revenue decreased by 2.9 percentage points from 25.9% for the nine months ended June 30, 2021 to 23.0% for the nine months ended June 30, 2022.

Connected services gross profit decreased $13.3 million, or 20.8%, from $64.0 million for the nine months ended June 30, 2021 to $50.7 million for the nine months ended June 30, 2022, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the nine months ended June 30, 2022, was $51.4 million, an increase of $2.8 million, or 5.8%, from $48.6 million for the nine months ended June 30, 2021. Cost of professional services revenue increased primarily due to a $7.4 million increase in third-party contractor costs. The increase was partially offset by a $2.8 million decrease in internal allocated labor, $1.1 million decrease in stock-based compensation costs, and $0.7 million decrease in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of professional services revenue increased by 7.5 percentage points from 63.2% for the nine months ended June 30, 2021 to 70.7% for the nine months ended June 30, 2022.

Professional services gross profit increased $5.4 million, or 94.7%, from $5.8 million for the nine months ended June 30, 2021 to $11.2 million for the nine months ended June 30, 2022, which was due to an increase in professional services revenues and cost savings initiatives implemented during the first half of fiscal year 2022.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Research and development	$26,040	$30,370	(14.3)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2022 were $26.0 million, a decrease of $4.4 million, or 14.3%, from $30.4 million for the three months ended June 30, 2021. We shifted a portion of our R&D workforce to support our professional service teams, which contributed to the decline in R&D expenses. The decrease was primarily attributable to a $2.2 million decrease in stock-based compensation costs, an $1.1 million increase in labor allocated to support our customer projects, a $0.8 million decrease in salary-related expenditures, and an $0.3 million increase in capitalized costs associated with internally developed software. As a percentage of total operating expenses, R&D expenses increased by 0.8 percentage points from 52.3% for the three months ended June 30, 2021 to 53.1% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Research and development	$81,808	$83,365	(1.9)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2022 were $81.8 million, a decrease of $1.6 million, or 1.9%, from $83.4 million for the nine months ended June 30, 2021. The decrease was primarily attributable to a $4.7 million decrease in stock-based compensation costs and a $2.1 million increase in capitalized costs associated with internally developed software. The decrease was partially offset by a $3.3 million decrease in labor allocated to support our customer projects, $0.5 million increase in hardware and software costs, and $0.5 million increase in third party contractor costs. As a percentage of total operating expenses, R&D expenses increased by 2.4 percentage points from 51.4% for the nine months ended June 30, 2021 to 53.8% for the nine months ended June 30, 2022.

Sales & Marketing Expenses

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$8,299	$9,534	(13.0)%

Sales and marketing expenses for the three months ended June 30, 2022 were $8.3 million, a decrease of $1.2 million, or 13.0%, from $9.5 million for the three months ended June 30, 2021. The decrease in sales and marketing expenses was primarily attributable to a $1.5 million decrease in stock-based compensation and $0.2 million decrease in salary-related expenses partially offset by an increase of $0.2 million related to travel-related expenditures. As a percentage of total operating expenses, sales and marketing expenses increased by 0.5 percentage points from 16.4% for the three months ended June 30, 2021 to 16.9% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$22,487	$28,097	(20.0)%

Sales and marketing expenses for the nine months ended June 30, 2022 were $22.5 million, a decrease of $5.6 million, or 20.0%, from $28.1 million for the nine months ended June 30, 2021. The decrease in sales and marketing expenses was primarily attributable to a $6.3 million decrease in stock-based compensation and $0.9 million decrease in salary-related expenses partially offset by an increase of $0.7 million in travel-related expenditures, and $0.4 million related to commission expense. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.5 percentage points from 17.3% for the nine months ended June 30, 2021 to 14.8% for the nine months ended June 30, 2022.

General & Administrative Expenses

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$10,614	$13,173	(19.4)%

General and administrative expenses for the three months ended June 30, 2022 were $10.6 million, a decrease of $2.6 million, or 19.4%, from $13.2 million for the three months ended June 30, 2021. The decrease in general and administrative expenses was primarily attributable to a $3.7 million decrease in stock-based compensation costs. The decrease was partially offset by a $0.2 million increase in salary-related expenditures, $0.2 million increase in third-party professional services, and $0.2 million increase in travel-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 1.0 percentage points from 22.7% for the three months ended June 30, 2021 to 21.7% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$31,941	$38,563	(17.2)%

General and administrative expenses for the nine months ended June 30, 2022 were $31.9 million, a decrease of $6.7 million, or 17.2%, from $38.6 million for the nine months ended June 30, 2021. The decrease in general and administrative expenses was primarily attributable to a $10.6 decrease in stock-based compensation costs. The decrease was partially offset by a $2.2 million increase in professional services, $1.0 million increase in salary-related expenditures, and $0.3 million increase in travel-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 2.8 percentage points from 23.8% for the nine months ended June 30, 2021 to 21.0% for the nine months ended June 30, 2022.

Amortization of Intangible Assets

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Cost of revenues	$103	$1,879	(94.5)%
Operating expense	2,862	3,180	(10.0)%
Total amortization	$2,965	$5,059	(41.4)%

Intangible asset amortization for the three months ended June 30, 2022 was $3.0 million, a decrease of $2.1 million, or 41.4%, from $5.1 million for the three months ended June 30, 2021. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 7.5 percentage points from 7.9% for the three months ended June 30, 2021 to 0.4% for the three months ended June 30, 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.3 percentage points from 5.5% for the three months ended June 30, 2021 as compared to 5.8% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Cost of revenues	$2,879	$5,637	(48.9)%
Operating expense	9,151	9,521	(3.9)%
Total amortization	$12,030	$15,158	(20.6)%

Intangible asset amortization for the nine months ended June 30, 2022 was $12.0 million, a decrease of $3.2 million, or 20.6%, from $15.2 million for the nine months ended June 30, 2021. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 3.3 percentage points from 7.3% for the nine months ended June 30, 2021 to 4.0% for the nine months ended June 30, 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.1 percentage points from 5.9% for the three months ended June 30, 2021 as compared to 6.0% for the three months ended June 30, 2022.

Restructuring and Other Costs, Net

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Restructuring and other costs, net	$1,197	$1,760	(32.0)%

Restructuring and other costs, net for the three months ended June 30, 2022 were $1.2 million, a decrease of $0.6 million, or 32.0%, from $1.8 million for the three months ended June 30, 2021. The decrease in restructuring and other costs, net was primarily driven by a $1.5 million decrease in one-time charges and $0.3 million decrease in charges resulting from the closure of facilities that will no longer be utilized. The decrease was partially offset by a $1.3 million severance charge related to the elimination of personnel. As a percentage of total operating expenses, restructuring and other costs, net decreased by 0.6 percentage points from 3.0% for the three months ended June 30, 2021 to 2.4% for the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Restructuring and other costs, net	$6,586	$2,777	137.2%

Restructuring and other costs, net for the nine months ended June 30, 2022 were $6.6 million, an increase of $3.8 million, or 137.2%, from $2.8 million for the nine months ended June 30, 2021. The increase in restructuring and other costs, net was primarily driven by $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $1.5 million severance charge related to the elimination of personnel, and $0.5 million charge resulting from the closure of facilities that will no longer be utilized. As a percentage of total operating expenses, restructuring and other costs, net increased by 2.6 percentage points from 1.7% for the nine months ended June 30, 2021 to 4.3% for the nine months ended June 30, 2022.

Total Other Expense, Net

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Interest income	$243	$34	614.7%
Interest expense	(3,815)	(3,294)	15.8%
Other income (expense), net	(478)	173	(376.3)%
Total other income (expense), net	$(4,050)	$(3,087)	31.2%

Total other expense, net for the three months ended June 30, 2022 was an expense of $4.1 million, a change of $1.0 million from $3.1 million of expense for the three months ended June 30, 2021. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange losses. For further information, see “Liquidity and Capital Resources” below.

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Interest income	$416	$68	511.8%
Interest expense	(10,602)	(10,569)	0.3%
Other income (expense), net	(764)	1,432	(153.4)%
Total other expense, net	$(10,950)	$(9,069)	20.7%

Total other expense, net for the nine months ended June 30, 2022 was an expense of $11.0 million, a change of $1.9 million from $9.1 million of expense for the nine months ended June 30, 2021. The increase in interest income was primarily attributable to returns on investments. The change in other income (expense), net was primarily driven by foreign exchange gains offset by $1.3 million of expense related to a decrease in an asset corresponding with the release of indemnified pre-spin-off liabilities for uncertain tax positions. For further information, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Provision for income taxes	$110,994	$6,064	1730.4%
Effective income tax rate %	946.5%	51.1%

Our effective income tax rate for the three months ended June 30, 2022 was 946.5%, compared to 51.1% for the three months ended June 30, 2021. Our provision for income taxes for the three months ended June 30, 2022 was $111.0 million, a net change of $104.9 million from a provision for income taxes of $6.1 million for the three months ended June 30, 2021. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022

Nine Months Ended June 30, 2022 Compared with Nine Months Ended June 30, 2021

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Provision for income taxes	$114,738	$2,865	3904.8%
Effective income tax rate%	337.1%	7.0%

Our effective income tax rate for the nine months ended June 30, 2022 was 337.1%, compared to 7.0% for the nine months ended June 30, 2021. Our provision for income taxes for the nine months ended June 30, 2022 was $114.7 million, a net change of $111.8 million from a provision for income taxes of $2.9 million for the nine months ended June 30, 2021. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2022, we had $136.1 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and U.S. treasury notes. As of June 30, 2022, our net working capital, excluding deferred revenue and deferred costs, was $168.5 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the nine months ended June 30, 2022, we converted existing variable long-term contracts into minimum purchase commitment deals with our largest customer. These minimum commitment deals accounted for $47.1 million of revenues during the nine months ended June 30, 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years. The estimated future revenues related to these long-term contracts was previously included in our variable backlog.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our history of generating positive cash flows and the $136.1 million of cash, cash equivalents, and marketable securities as of June 30, 2022, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Notes	$-	$-	$175,000	$-	$175,000
Interest payable on the Notes (a)	1,323	10,507	3,507	-	15,337
Senior Credit Facilities	1,562	23,438	87,500	-	112,500
Interest payable on Senior Credit Facilities (b)	1,109	7,895	1,682	-	10,686
Operating leases	1,762	10,615	5,069	2,377	19,823
Operating leases under restructuring (c)	(21)	20	391	196	586
Financing leases	104	884	415	-	1,403
Total material cash requirements	$5,839	$53,359	$273,564	$2,573	$335,335

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2022.
(b)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of June 30, 2022.
(c)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of June 30, 2022, we anticipate sublease income of $1.8 million through fiscal year 2024.

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

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $25.0 million principal amount of the Notes, between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the Notes were $169.8 million after deducting transaction costs.

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

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,308	$1,308	$3,924	$3,924
Amortization of debt discount	943	886	2,786	2,617
Amortization of issuance costs	237	223	700	658
Total interest expense related to the Notes	$2,488	$2,417	$7,410	$7,199

The conditional conversion feature of the Notes was triggered during the nine months ended June 30, 2022. As of June 30, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of June 30, 2022, there were no amounts outstanding under the Revolving Facility.

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

From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three and nine months ended June 30, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2022 and 2021 was $1.1 million and $0.8 million, respectively, and $2.9 million and $3.2 million for the nine months ended June 30, 2022 and 2021, respectively. Amounts reflect the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of June 30, 2022, we were in compliance with all Credit Agreement covenants.

Cash Flows

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2022 and 2021, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2022	2021	2022 vs. 2021
Net cash provided by operating activities	$2,815	$51,068	(94.5)%
Net cash used in investing activities	(3,417)	(34,716)	(90.2)%
Net cash used in financing activities	(17,995)	(32,942)	(45.4)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,377)	1,363	(201.0)%
Net changes in cash and cash equivalents	$(19,974)	$(15,227)	31.2%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2022 was $2.8 million, a net decrease of $48.3 million, or 94.5%, from net cash provided by operating activities of $51.1 million for the nine months ended June 30, 2021. The net decrease in cash provided by operating activities was primarily due to:

•
A decrease of $27.1 million from income before non-cash charges;
•
A decrease of $35.7 million due to unfavorable changes in working capital primarily related to cash inflows from accounts receivable and outflows from prepaid expenses and other assets; and
•
An increase of $14.6 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2022 was $3.4 million, a net change of $31.3 million, or 90.2%, from $34.7 million of cash used in investing activities for the nine months ended June 30, 2021. The change in cash flows were driven by:

•
An increase of $34.7 million net cash inflow related to marketable securities;
•
A decrease of $2.0 million related to payments for equity investments; and
•
An increase of $$6.4 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2022 was $18.0 million, a net change of $14.9 million, from cash used in financing activities of $32.9 million for the nine months ended June 30, 2021. The change in cash flows were primarily due to:

•
An increase of $13.9 million in payments of tax related withholdings due to the net settlement of equity awards; and
•
An increase of $28.3 million in proceeds from the issuance of our common stock.

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

Due to the current macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim quantitative impairment test as of June 30, 2022. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts, which were revised to reflect the anticipated impact of the semiconductor shortage, to estimate future after-tax cash flows and estimate the long-term growth rates based on our most recent views of the long-term outlook for our reporting unit. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value of approximately $995 million as of June 30, 2022. The estimated fair value exceeded the $950 million carrying value of our reporting unit by approximately $45 million, or 5% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of June 30, 2022.

The full extent to which the ongoing macroeconomic conditions could adversely affects our financial performance will depend on future developments, many of which are outside of our control. These uncertainties could adversely impact the significant estimates and assumptions, which we believe to be reasonable, that are incorporated in our valuation techniques used to estimate the fair value of our reporting unit on June 30, 2022. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, new market penetration, and determination of appropriate market comparables. Adverse impacts to the estimates and assumptions used in our valuation techniques could result in the determination that all or a portion of our goodwill may be impaired in future periods.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $68.1 million at June 30, 2022. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $6.0 million at June 30, 2022. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At June 30, 2022, we held approximately $108.5 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits would increase by $0.7 million per annum, based on June 30, 2022 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of June 30, 2022, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.6 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse (together “Plaintiffs”) filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against Defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, other than the risks described below.

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1†	Offer Letter, dated May 4, 2022, by and between Cerence Inc. and Thomas Beaudoin	X
10.2†	Change of Control and Severance Agreement, effective as of May 5, 2022, by and between Cerence Inc. and Thomas Beaudoin	X
10.3†	Change of Control Equity Acceleration Agreement, effective as of June 19, 2022, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	June 24, 2022
10.4†	Change of Control and Severance Agreement, effective as of June 21, 2022, by and between Cerence GmbH and Stefan Ortmanns		8-K	001-39030	10.2	June 24, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: August 9, 2022	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)