Form 10-K
period 2022-09-30
Cerence Inc.
filed 2022-11-29
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

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

As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.4 billion based on the closing price of the common stock on the Nasdaq Global Select Market for such date.

The number of shares of Registrant’s common stock outstanding as of November 15, 2022 was 39,942,174.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2022.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence”, the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals, or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, and inflation and rising interest rates;
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
•
our inability to control and successfully manage our expense and cash positions;
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

Risk Factor Summary

The following is a summary of the principal risks described below in Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K. We believe that the risks described in the "Risk Factors" section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the "Risk Factors" section and the other information contained in this Annual Report on Form 10-K.

Risks Relating to Our Business

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
•
We invest effort and money seeking OEMs’ validation of our technology, and there can be no assurance that we will win or be able to renew service contracts.
•
Our business could be materially and adversely affected if we lost any of our largest customers.
•
Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
•
We may not be successful with the adoption of new products.
•
We may be unable to attract and retain key personnel, and some of our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.
•
Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
•
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
•
A significant portion of our revenues and research and development activities originate outside the United States. Our results could be harmed by economic, political and regulatory risks associated with these international regions and foreign currency fluctuations.
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

Risks Relating to the Spin-Off

•
If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to Nuance Communications Inc ("Nuance"), which could adversely affect our business, financial condition and results of operations.
•
We have agreed to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.
•
We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.
•
We may have potential business conflicts of interest with Nuance with respect to our past and ongoing relationships.
•
The allocation of intellectual property rights and data between Nuance and Cerence as part of the Spin-Off, could adversely impact our reputation, our ability to enforce certain intellectual property rights, and our competitive position.

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
•
Certain provisions in our organizational documents and Delaware law may discourage takeovers.
•
Our Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

General Risk Factors

•
Tax matters may cause significant variability in our financial results and may impact our overall financial condition.
•
The commercial and credit environment may adversely affect our access to, and the cost of, capital.
•
Our stock price may fluctuate significantly.
•
Your percentage ownership in Cerence may be diluted in the future.
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

As of September 30, 2022, we had five-year remaining performance obligations of $303.5 million, which includes $217.6 million of estimated future revenue related to remaining performance obligations and $85.9 million of contractual commitments which have not yet been invoiced. As of September 30, 2022, we had variable five-year backlog of $0.8 billion, which includes estimated future revenue from variable forecasted royalties related to our embedded and connected businesses. Our estimation of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Anticipated shipments are based on historical shipping experience and current customer projections that management believes are reasonable as of the date of this Form 10-K. Both our embedded and connected technologies are priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our five-year backlog may not be indicative of our actual future revenue. The revenue we actually recognize is subject to several factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations. As of September 30, 2022, we estimate our five-year backlog to be $1.1 billion, including $303.5 million of five-year remaining performance obligations and $0.8 billion of five-year variable backlog. As of September 30, 2021, the estimated five-year backlog was $1.3 billion.

Our solutions have been installed in more than 450 million automobiles to date, including over 40 million new vehicles in fiscal 2022 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 51% of all cars shipped during the fiscal year ended September 30, 2022 included Cerence technologies. Cerence hybrid solutions shipped on approximately 8.0 million vehicles during the fiscal year ended September 30, 2022. In aggregate, over 80 OEMs and Tier 1 suppliers worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese, Japanese and Hindi.

In fiscal year 2022, we generated revenue of $327.9 million, a decrease of 15.3% compared to $387.2 million for the fiscal year ended September 30, 2021. We recorded net loss of $310.8 million for the fiscal year ended September 30, 2022, a change of 777.2% compared to net income of $45.9 million recorded for the fiscal year ended September 30. 2021. The financial information included herein may not necessarily reflect our results of operations in the future.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations page of our website (www.cerence.com/investors/overview). Additionally, we provide notifications of news or announcements regarding our financial performance, investor events, and press and earnings releases as part of our investor relations website. We intend to use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information contained in our website is not included as part of, or incorporated by reference into, this Form 10-K or in any other document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Our Growth Strategies

We believe our growth opportunity has three key facets: continued investment in expanding our core technology, development of new applications that extend our core technology into innovative applications, and expansion of our target market beyond automobiles. Successful execution of these key objectives could lead to the greater penetration of our offerings and key enabling technologies throughout our target markets, resulting in an increase in the revenue we are able to capture per vehicle and expansion of our market share relative to competitors.

Our primary strategies for pursuing our growth include the following:

•
Maintain and extend product leadership. We intend to continue investing in developing our core product functionality and expanding the breadth of categories and domains our software platform is able to address, particularly with a view toward maintaining our market share in edge software components and growing our share in cloud-connected software functionalities. Our existing relationship with, and our proximity in the design process to, OEMs provides us with insight into the needs of the end-users and roadmaps for innovation. For instance, this insight has helped us identify and advance our technologies for autonomous driving systems, which technologies have been incorporated in solutions currently under development. Additionally, we intend to continue to invest in customizing and supporting our solutions for specific individual automobile vehicle models, resulting in tight integration of our solutions. We believe that increasing complexity of our edge software components, including with respect to multi-modal interaction, and growth in our cloud-connected product areas, including the enabling of third-party services, will enable us to increase the revenue per vehicle that we are able to generate. Additionally, we believe that these investments will help maintain our position with existing customers through new vehicle models and enable us to grow with the overall market for automotive cognitive assistance.
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
•
Deliver new functionality to existing installed base. Our solutions have been installed in more than 450 million vehicles to date. Our large installed base represents an opportunity to deliver new features and software. Depending on system capabilities, we are able to deliver updated functionality to our users in the form of embedded software upgrades performed by dealers and over-the-air updates delivered from the cloud.
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
•
Expand into adjacent transportation markets. Today, we primarily target the automobile market. However, our products and technology also have application to other modes of transportation. Any types of vehicles that move people are potential applications for our technology. We have integrated our technologies and solutions within the two-wheel vehicle market and have explored opportunities in the cruise line, public transit, fleet, and elevator markets. In total, we believe these adjacent markets represent an important growth opportunity.

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

•
Small, focused competitors. We compete for business directly with certain companies focused on voice-based virtual assistance, including SoundHound in the U.S., iFlyTek in China, and other regional and technology-focused competitors. These companies have had some success selling into our customer base. However, we believe that we have multiple meaningful competitive advantages, including our scale, our globally distributed team, our best-in-class portfolio of compatible languages, and our deep experience and focus on the automotive market. We also believe that our technology, particularly our speech signal enhancement and acoustic tuning, is superior based on benchmarking results against our competitors. We believe we will continue to be able to compete successfully against these competitors as we continue to invest in our offerings.

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

We employ approximately 900 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $107.1 million, $112.1 million and $88.9 million for fiscal years 2022, 2021 and 2020, respectively.

We believe that continued investment in research and development will be critical for us to continue to deliver market-leading solutions for automotive cognitive assistance. Accordingly, we intend to continue to invest in our product portfolio and allocate capital and resources to our growth opportunities.

Customers

Our customers include all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, XPeng, FCA Group, Ford, Daimler, Geely, Renault-Nissan, SAIC, Toyota, Volkswagen Group and many others and represented approximately 51% of our sales in fiscal year 2022. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include Aptiv, Bosch, Continental, DENSO TEN, NIO, Harman and many others and represented approximately 49% of our business in fiscal year 2022.

Our revenue base is geographically diverse. In fiscal 2022, approximately 31%, 27% and 42% of our revenue came from the Americas, Europe and Asia, respectively.

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

Human Capital

Summary

As of September 30, 2022, we had approximately 1,700 full-time employees, including approximately 100 in sales and marketing, approximately 200 in administrative functions, approximately 500 in professional services, and approximately 900 in research and development. Approximately 90% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union; however many of our employees in Europe are represented by workers councils or labor unions. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.

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

Intellectual Property

We own approximately 989 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into an Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, these patents and rights provide meaningful protection for our products, technologies, and technical innovations.

Item 1A. Risk Factors.

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face. Some of the risks relate to our business, others to our intellectual property and technology, and the consequences of the Spin-Off. Some risks relate to the securities markets, our indebtedness and ownership of our securities. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

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

Our business depends on, and is directly affected by, the global automobile industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Such factors may also negatively impact consumer demand for automobiles that include features such as our products. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Moreover, the automotive industry has recently experienced, and may continue to experience, a semiconductor shortage, which has negatively impacted the production of new vehicles. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer, the closure of a customer manufacturing facility or the ability of a customer manufacturing facility to obtain supplies to manufacture automobiles and to ship or receive shipments of parts, supplies or finished product, may result in a reduction in automotive sales and production by our customers, and could have a material adverse effect on our business, results of operations and financial condition.

In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

These developments, along with continued uncertainty about economic stability related to the global outbreak of COVID-19 and more recently the Russian invasion of Ukraine, have resulted in supply chain disruption, inflation, higher interest rates, fluctuations in currency exchange rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in automobile production or purchasing decisions, lack of renewals or the inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

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

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, including variants such as Delta and Omicron, its severity, the effectiveness of actions to treat or contain the virus and its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from or related to COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

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

Our products are technologically complex and incorporate many technological innovations. Prospective customers generally must make significant commitments of resources to test and validate our products before including them in any particular vehicle model. The development cycles of our products with new customers are approximately six months to two years after a design win, depending on the customer and the complexity of the product. These development cycles result in us investing our resources prior to realizing any revenues from the customer contracts. Further, we are subject to the risk that a customer cancels or postpones implementation of our technology, as well as the risk that we will not be able to implement our technology successfully. Further, our sales could be less than forecast if the vehicle model is unsuccessful, including reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.

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
•
our mix of variable, fixed prepaid or fixed minimum purchase commitment license contracts;
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
•
changes in our stock compensation practices, as relates to employee short-term incentive payments; and
•
general economic trends as they affect the customer bases into which we sell.

Due to the foregoing factors, among others, our financial and operating results may fluctuate significantly from period to period. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to near-term shortfalls in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

We may not be successful with the adoption of new products.

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

If we are unable to attract and retain management and other key personnel, our business could be harmed.

If any of our management or other key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had management and other key employees leave in the past. We cannot assure you that one or more management or other key employees will not leave in the future. The departure of key leadership personnel, in particular, can take significant knowledge and experience from the Company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. If we do not successfully manage the transition of management positions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction. A change in senior management, such as we experienced over the past year, also could result in our future strategy and plans differing from those of the past. Further, we intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

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

The confidentiality and security of our information, and that of third parties, is critical to our business. In particular, our services involve the transmission, use, and storage of customers’ and their customers’ information, which may be confidential or contain personally identifiable information. Our internal computer systems and those of our current or future service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The prevalent use of mobile devices also increases the risk of data security incidents.

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

While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. Any cybersecurity or data privacy incident or breach may result in:

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
•
costs associated with potential litigation or governmental investigations, enforcement actions or regulatory fines;
•
claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations;
•
costs associated with any required notices of a data breach;
•
costs associated with the potential loss of critical business data;
•
difficulties enhancing or creating new products due to loss of data or data integrity issues; and
•
other consequences of which we are not currently aware of but will discover through the remediation process.

In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches. While we expect to continue to incur significant costs to continuously enhance our information security measures to defend against the threat of cybercrime, there can be no assurance that such measures will successfully prevent service interruptions, data security incidents and other security breaches. Any cybersecurity or data privacy incidents could have a material adverse effect on our business, results of operations and financial condition.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., Europe and in many other jurisdictions where we conduct or may in the future conduct our operations. The regulatory framework for the collection, use, safeguarding, sharing and transfer of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply.

Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the EEA as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous obligations on services providers. The GDPR imposes additional obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission or binding corporate rules, or a derogation applies. European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. While we have taken steps to mitigate the impact on us with respect to transfers of data,

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or the FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which is anticipated to become effective in 2022 or the beginning of 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

Further, in addition to existing European data protection law, the European Union also is considering another draft data protection regulation. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment, which may negatively impact our product offerings and our relationships with our customers.

As another prominent example, we are also subject to data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1, 2021, the GDPR has been incorporated into UK domestic law. United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission recognizes the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the U.K. (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs). We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost.

In addition to European data protection requirements, the United States Federal Trade Commission and many state attorney generals are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, a new privacy law, the CPRA, recently was approved by California voters in the November 2020 election. The CPRA will significantly modify the CCPA, and goes into effect and fully supersedes CCPA on January 1, 2023. The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. For example, the CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. Virginia enacted the VCDA and Colorado enacted the CDA, respectively, which have similar requirements and obligations to the CCPA.

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal data, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. In addition to new and strengthened laws and regulations in the U.S., European Union, and United Kingdom, many foreign jurisdictions have passed new laws, strengthened existing laws, or are contemplating new laws regulating personal data. For example, we are subject to stringent privacy and data protection requirements in many countries including Singapore and Japan. Additional jurisdictions with stringent data protection laws include Brazil and China. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia.

Preparing for and complying with the evolving application of these laws has required and will continue to require us to incur substantial operational costs and may interfere with our intended business activities, inhibit our ability to expand into certain markets or prohibit us from continuing to offer services in those markets without significant additional costs. It is possible that these laws may impose, or may be interpreted and applied to impose, requirements that are inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources, , may cause our customers to lose confidence in our solutions, harm our reputation, expose us to litigation, regulatory investigations and resulting liabilities including reimbursement of customer costs, damages, penalties or fines imposed by regulatory agencies; and require us to incur significant expenses for remediation.

A significant portion of our revenues are derived, and a significant portion of our research and development activities are based, outside the United States. Our results could be harmed by economic, political, and regulatory risks associated with these international regions and foreign currency fluctuations.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. We generate most of our international revenue in Europe and Asia, and we anticipate that revenue from international operations will increase in the future. In addition, some of our products are developed outside the United States. We conduct a significant portion of the development of our voice recognition and natural language understanding solutions in Canada and Germany. We also have significant research and development resources in Belgium, China, India, Italy, and the United Kingdom. We are exposed to fluctuating exchange rates of foreign currencies, including the euro, British pound, Canadian dollar, Chinese RMB, Japanese yen, Indian rupee and South Korean won. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:

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
•
compliance with laws and regulations in many countries, including with respect to data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and any subsequent changes in such laws and regulations;
•
geopolitical turmoil, including terrorism and war, such as the conflict between Russia and Ukraine;
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

We operate in the highly competitive automotive cognitive assistance market in China and face competition from both international and smaller domestic manufacturers. We anticipate that additional competitors, both domestic and international, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. In addition, political tensions between China and the United States may negatively impact our ability to conduct business in China. If we are unable to grow or maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, our business, results of operations and financial condition could be materially adversely affected.

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

At September 30, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

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

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. Moreover, restrictions on the use of our technology over the next two years under the Intellectual Property Agreement which we entered into with Nuance in connection with the Spin-Off may limit our ability to adapt to technology and regulatory developments and thereby compete effectively in the market. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

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

We have agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 and related provisions of the Code and are intended to preserve the tax-free nature of the Spin-Off. These covenants and indemnification obligations may limit our ability to pursue certain strategic transactions that may maximize the value of our business and, under certain circumstances, might discourage or delay a strategic transaction that our stockholders may consider favorable.

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

In connection with the Spin-Off, we entered into agreements with Nuance governing the allocation of intellectual property rights and data related to our business. These agreements include restrictions on our use of Nuance’s intellectual property rights and data licensed to us, including limitations on the field of use in which we can exercise our license rights. As a result, we may not be able to pursue opportunities that require use of these license rights in industries other than the automotive industry and certain ancillary fields. Moreover, the licenses granted to us under Nuance’s intellectual property rights and data are non-exclusive, so Nuance may be able to license the rights and data to third parties that may compete with us. These agreements could adversely affect our position and options relating to intellectual property enforcement, licensing negotiations and monetization and access to data used in our business. We also may not have sufficient rights to grant sublicenses of intellectual property or data used in our business, and we may be subject to third party rights pertaining to the underlying intellectual property or data. These circumstances could adversely affect our ability to protect our competitive position in the industry and otherwise adversely affect our business, financial condition and results of operations.

Risks Relating to Our Securities and Indebtedness

The terms of the Senior Credit Facilities restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industry in which we operate, the economy and governmental regulations.

The terms of the Senior Credit Facilities include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. These restrict our ability to take some or all of the following actions:

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

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06, with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion. The removal of the bifurcation of liability and equity components would eliminate non-cash interest expense corresponding to the amounts recorded within equity. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion. The FASB has specified that public companies should adopt ASU 2020-06 as of the beginning of its annual fiscal year, for fiscal years beginning after December 15, 2021, our fiscal year 2023.

We currently apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the Notes on diluted net income per share, which assumes that all of the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted net income per share to the extent we are profitable, and accounting standards may change in the future in a manner that may otherwise adversely affect our diluted net income per share.

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
•
provide that a special meeting of our stockholders may only be called by our Board, the Chairman of our Board or our Chief Executive Officer, or at the request of holders of not less than 20% of the outstanding shares of our common stock; and

•
limit our ability to enter into certain business combination transactions.

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

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Cerence, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of Cerence to Cerence or Cerence’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporation Law, or DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Further, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except that it may apply to such suits if brought derivatively on behalf of Cerence. There is, however, uncertainty as to whether a court would enforce such provision in connection with suits to enforce a duty or liability created by the Exchange Act or the Securities Act if brought derivatively on behalf of Cerence, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

The commercial and credit environment, may adversely affect our access to capital.

Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets, including the recent increases in interest and inflation rates, could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our ability to obtain targeted credit ratings.

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

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us, such as the currently pending actions described in Part I – Item 3, “Legal Proceedings,” could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Your percentage ownership in Cerence may be diluted in the future.

Your percentage ownership in Cerence may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers, employees and other service providers. In addition, our Board has adopted the Cerence 2019 Equity Incentive Plan, or the Equity Plan, for the benefit of certain of our current and future employees, service providers and non-employee directors. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

Our ability to successfully implement our business plan and comply with Section 404 of the Sarbanes-Oxley Act requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for shares of our common stock, and could adversely affect our ability to access the capital markets.

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

Item 3. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the "Securities Action") was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay.

On October 19, 2022, plaintiff Melinda Hipp filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of Cerence Inc. against the defendants named in the Consolidated Derivative Action and board member Douglas Davis. This complaint makes factual and legal contentions substantially similar to those made in the Consolidated Derivative Actions.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

Other Legal Proceedings

Similar to many companies in the software industry, we are or may become involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including, without limitation, actions with respect to contracts, intellectual property, product liability claims, employment, benefits and securities matters. We evaluate the probability of adverse outcomes and, as applicable, estimate the amount of probable losses that may result from pending matters. Probable losses that can be reasonably estimated are reflected in our consolidated financial statements. These recorded amounts are not material to our consolidated financial statements for any of the periods presented in the accompanying consolidated financial statements. While it is not possible to predict the outcome of these matters with certainty, we do not expect the results of any of these actions to have a material adverse effect on our results of operations or financial position. However, each of these matters is subject to uncertainties, the actual losses may prove to be larger or smaller than the accruals reflected in our consolidated financial statements, and we could incur judgments or enter into settlements of claims that could adversely affect our financial position, results of operations or cash flows.

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

Holders of Common Stock

As of November 15, 2022, there were 486 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

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

Performance Graph

The graph below compares the cumulative total shareholder return of our common stock for the last three years with the S&P MidCap 400, Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 2, 2019, the date our common stock began regular-way trading on the Nasdaq Global Select Market. The graph shows the value that each of these investments would have had at the end of each quarter.

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

Comparison of Cumulative Total Return
Among Cerence Inc., the S&P MidCap 400, the Russell 2000 Index, and the S&P Software & Select Services Index
$700
$600
$500
$400
$300
$200
$100
$0
10/1/19
4/1/20
10/1/20
4/1/21
10/1/21
4/1/22
CRNC
Russell 2000
S&P Software & Services Select Industry Index
S&P MidCap 400

	10/2/2019	3/31/2020	9/30/2020	3/31/2021	9/30/2021	3/31/2022	9/30/2022
Cerence Inc.	$100.00	$100.33	$318.37	$583.58	$626.12	$235.18	$102.61
S&P MidCap 400 (1)	$100.00	$77.03	$99.33	$139.25	$140.92	$143.75	$117.60
Russell 2000 (1)	$100.00	$77.93	$101.90	$150.07	$148.98	$87.90	$70.92
S&P Software & Services Select	$100.00	$90.53	$131.74	$173.65	$189.66	$162.70	$118.19

(1)
During fiscal year 2022, our common stock was removed from the S&P MidCap 400 Index. As such, we have included the Russell 2000 Index as our broad market equity index comparative and will no longer include the S&P MidCap 400 Index. We believe the Russell 2000 Index generally includes companies with more comparable market capitalization to us. The stock performance line graph and table includes a comparison of our cumulative total return to the selected indices ((i) the Russell 2000 Index and (ii) the S&P Software and Select Services) and the discontinued index ((iii) the S&P MidCap 400 Index.)

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the "MD&A"), describes the principal factors, based on management’s assessment, which have a material impact on our results of operations, financial condition and liquidity, as well as our critical accounting policies and estimates. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between fiscal years ended September 30, 2022, and 2021, as well as fiscal years ended September 30, 2021, and 2020.

The following discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and the corresponding notes, included elsewhere in this Form 10-K. The information presented in this section includes forward-looking statements, which are described in detail in the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See the section titled “Risk Factors” for a discussion of the risks, uncertainties, and assumptions associated with these statements.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect, our business and financial results. For example, pandemic related lockdowns have been experienced in China throughout fiscal year 2022, which resulted in loss of automotive production. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 or other market factors could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable to predict the full impact that COVID-19 will have on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within this Annual Report on Form 10-K.

Business Trends

We experienced a 15.3% decrease in total revenue during fiscal year 2022, primarily driven by our license and connected services revenues. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts have decreased in response to the ongoing semiconductor shortage, anticipated economic slowdown, conflict between Russia and Ukraine, and the effects of lockdowns in mainland China driven by COVID-19. The decrease in our connected services revenues was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition.

During fiscal year 2022, total cost of revenues decreased by 3.9%, primarily driven by the decline in license and connected services revenues. Total operating expenses increased by 84.1% during fiscal year 2022, primarily driven by a goodwill impairment charge of $213.7 million. Total operating expenses excluding the goodwill charge decreased 10.7%, primarily driven by our cost savings initiatives. Restructuring and other costs, net increased $3.9 million, driven by the resignation of our former CEO and the resulting modification of certain stock-based awards, severance charges related to the elimination of personnel, and charges resulting from the closure of facilities that will no longer be utilized.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP, and the rules and regulations of the SEC. The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the fiscal years presented. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the fiscal year 2022 as compared to fiscal year 2021:

•
Total revenue decreased by $59.3 million, or 15.3%, from $387.2 million to $327.9 million.
•
Operating margin decreased 71.9 percentage points from 15.7% to -56.2%.
•
Cash (used in) provided by operating activities changed by $76.5 million, or 102.9%, from cash provided by operating activities of $74.4 million to cash used in operating activities of $2.1 million.

For fiscal year 2021 as compared to fiscal year 2020:

•
Total revenue increased by $56.2 million, or 17.0%, from $331.0 million to $387.2 million.
•
Operating margin increased by 8.9 percentage points from 6.8% to 15.7%.
•
Cash provided by operating activities increased by $29.6 million, or 66.1%, from $44.8 million to $74.4 million.

Operating Results

The following table shows the Consolidated Statements of Operations for the fiscal years 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
Revenues:
License	$158,610	$202,183	$164,268
Connected services	85,571	109,534	97,469
Professional services	83,710	75,465	69,230
Total revenues	327,891	387,182	330,967
Cost of revenues:
License	$2,698	$3,544	$2,783
Connected services	22,722	25,727	31,768
Professional services	68,764	64,287	64,963
Amortization of intangibles	2,984	7,516	8,337
Total cost of revenues	97,168	101,074	107,851
Gross profit	230,723	286,108	223,116
Operating expenses:
Research and development	$107,116	$112,070	$88,899
Sales and marketing	31,098	38,683	33,398
General and administrative	42,653	56,979	49,386
Amortization of intangible assets	11,516	12,690	12,544
Restructuring and other costs, net	8,965	5,092	16,458
Goodwill impairment	213,720	—	—
Total operating expenses	415,068	225,514	200,685
(Loss) income from operations	(184,345)	60,594	22,431
Interest income	1,007	109	585
Interest expense	(14,394)	(13,997)	(22,737)
Other income (expense), net	(1,019)	1,563	(23,319)
(Loss) income before income taxes	(198,751)	48,269	(23,040)
Provision for (benefit from) income taxes	112,075	2,376	(4,724)
Net (loss) income	$(310,826)	$45,893	$(18,316)

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During fiscal year 2023, we expect a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis. As a result, we expect a negative impact on reported license revenue for fiscal year 2023. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consist of third-party royalty expenses for certain external technologies we leverage.

Connected services revenue represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions.

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

Other components of operating expenses includes restructuring and other costs, net and goodwill impairment. Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Goodwill impairment is recognized on a non-recurring basis when the carrying value of our reporting unit exceeds the estimated fair value.

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Existing Facility, Notes, and Senior Credit Facilities.

Fiscal Year 2022 Compared with Fiscal Year 2021 and Fiscal Year 2021 Compared with Fiscal Year 2020

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2022	% of Total	2021	% of Total	2020	% of Total	2022 vs. 2021	2021 vs. 2020
License	$158,610	48.4%	$202,183	52.2%	$164,268	49.6%	(21.6)%	23.1%
Connected services	85,571	26.1%	109,534	28.3%	97,469	29.5%	(21.9)%	12.4%
Professional services	83,710	25.5%	75,465	19.5%	69,230	20.9%	10.9%	9.0%
Total revenues	$327,891		$387,182		$330,967		(15.3)%	17.0%

Fiscal Year 2022 Compared with Fiscal Year 2021

Total revenues for fiscal year 2022 were $327.9 million, a decrease of $59.3 million, or 15.3%, from $387.2 million from fiscal year 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. Over the course of the past year, third-party light vehicle production forecasts have decreased in response to the ongoing semiconductor shortage, anticipated economic slowdown, conflict between Russia and Ukraine, and the effects of lockdowns in mainland China driven by COVID-19. While we cannot predict the full impact of the forecasted decline in production to our business, we do expect our operating results to be negatively impacted.

License Revenue

License revenue for fiscal year 2022 was $158.6 million, a decrease of $43.6 million, or 21.6%, from $202.2 million for fiscal year 2021. Variable license revenue decreased by $42.9 million primarily due to a lower volume of licensing royalties including consumption from fixed license contracts. During fiscal year 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals that accounted for $47.1 million of revenue during fiscal year 2022. The estimated future revenue related to these long-term contracts was previously included in our variable backlog. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

As a percentage of total revenue, license revenue decreased by 3.8 percentage points from 52.2% for fiscal year 2021 to 48.4% for fiscal year 2022.

Connected Services Revenue

Connected services revenue for fiscal year 2022 was $85.6 million, a decrease of $23.9 million, or 21.9%, from $109.5 million for fiscal year 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total revenue, connected services revenue decreased by 2.2 percentage points from 28.3% for fiscal year 2021 to 26.1% for fiscal year 2022.

Professional Services Revenue

Professional services revenue for fiscal year 2022 was $83.7 million, an increase of $8.2 million, or 10.9%, from $75.5 million for fiscal year 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenue, professional services revenue increased by 6.0 percentage points from 19.5% for fiscal year 2021 to 25.5% for fiscal year 2022.

Fiscal Year 2021 Compared with Fiscal Year 2020

Total revenues for fiscal year 2021 were $387.2 million, an increase of $56.2 million, or 17.0%, from $331.0 million from fiscal year 2020. The increase in revenues occurred across all product types.

License Revenue

License revenue for fiscal year 2021 was $202.2 million, an increase of $37.9 million, or 23.1%, from $164.3 million for fiscal year 2020. The increase in license revenue was primarily due to a higher volume of licensing royalties as the global auto industry recovered from the COVID-19 pandemic and OEMs increased production. As a percentage of total revenue, license revenue increased 2.6 percentage points from 49.6% for fiscal year 2020 to 52.2% for fiscal year 2021.

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

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
License	$2,698	$3,544	$2,783	(23.9)%	27.3%
Connected services	22,722	25,727	31,768	(11.7)%	(19.0)%
Professional services	68,764	64,287	64,963	7.0%	(1.0)%
Amortization of intangibles	2,984	7,516	8,337	(60.3)%	(9.8)%
Total cost of revenues	$97,168	$101,074	$107,851	(3.9)%	(6.3)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
License	$155,912	$198,639	$161,485	(21.5)%	23.0%
Connected services	62,849	83,807	65,701	(25.0)%	27.6%
Professional services	14,946	11,178	4,267	33.7%	162.0%
Amortization of intangibles	(2,984)	(7,516)	(8,337)	(60.3)%	(9.8)%
Total gross profit	$230,723	$286,108	$223,116	(19.4)%	28.2%

Fiscal Year 2022 Compared with Fiscal Year 2021

Total cost of revenues for fiscal year 2022 were $97.2 million, a decrease of $3.9 million, or 3.9%, from $101.1 million for fiscal year 2021.

We experienced a decrease in total gross profit of $55.4 million, or 19.4%, from $286.1 million to $230.7 million. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for fiscal year 2022 was $2.7 million, a decrease of $0.8 million, or 23.9%, from $3.5 million for fiscal year 2021. Cost of license revenues decreased due to third-party royalty expenses associated with external technologies we leverage in our edge software components. As a percentage of total cost of revenue, cost of license revenue decreased by 0.7 percentage points from 3.5% for fiscal year 2021 to 2.8% for fiscal year 2022.

License gross profit decreased by $42.7 million, or 21.5%, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2022 was $22.7 million, a decrease of $3.0 million, or 11.7%, from $25.7 million for fiscal year 2021. Cost of connected services revenue decreased primarily due to a $1.8 million decrease in salary-related expenditures, $1.3 million decrease in amortization of costs previously deferred, $0.4 million decrease in internal allocated labor costs, $0.4 million decrease in stock-based compensation offset by a $2.0 million increase in our cloud infrastructure costs. As a percentage of total cost of revenue, cost of connected service revenue decreased by 2.1 percentage points from 25.5% for fiscal year 2021 to 23.4% for fiscal year 2022.

Connected services gross profit decreased $21.0 million, or 25.0%, from $83.8 million to $62.8 million which was primarily driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2022 was $68.8 million, an increase of $4.5 million, or 7.0%, from $64.3 million for fiscal year 2021. Cost of professional services revenue increased primarily due to a $8.6 million increase in third-party contractor costs. The increase was partially offset by a $2.2 million decrease in internal allocated labor, $1.6 million decrease in stock-based compensation costs, and $1.5 million decrease in amortization of costs previously deferred. As a percentage of total cost of revenue, cost of professional services revenue increased by 7.2 percentage points from 63.6% for fiscal year 2021 to 70.8% for fiscal year 2022.

Professional services gross profit increased $3.7 million, or 33.7%, from $11.2 million to $14.9 million which was primarily due to an increase in professional services revenues and cost savings initiatives implemented during the first half of fiscal year 2022.

Fiscal Year 2021 Compared with Fiscal Year 2020

Our total cost of revenues for fiscal year 2021 was $101.1 million, a decrease of $6.8 million, or 6.3%, from $107.9 million for fiscal year 2020. The decrease in cost of revenues resulted primarily from our cost savings initiatives implemented in the second half of fiscal 2020.

We experienced an increase in gross profit of $63.0 million, or 28.2%, from $223.1 million to $286.1 million. The increase was primarily driven by our license and connected services solutions.

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

License gross profit increased $37.1 million, or 23.0%, from $161.5 million to $198.6 million, primarily due to license revenue growth during fiscal year 2021.

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

Connected services gross profit increased $18.1 million, or 27.6%, from $65.7 million to $83.8 million, which was primarily due to connected services revenue growth and cost savings initiatives.

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

Professional services gross profit increased $6.9 million, or 162.0%, from $4.3 million to $11.2 million, which was primarily due to increases in professional services revenue recognized and continued cost reduction measures.

Operating Expenses

The tables below show each component of operating expense. Other income (expense), net and provision for (benefit from) income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Research and development	$107,116	$112,070	$88,899	(4.4)%	26.1%

Fiscal Year 2022 Compared with Fiscal Year 2021

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. As part of our cost savings initiatives, we have moved expenses to lower-cost markets and in the second half of fiscal year 2022 shifted a portion of our R&D workforce to support our professional service teams. R&D expenses for fiscal year 2022 were $107.1 million, a decrease of $5.0 million, or 4.4%, from $112.1 million for fiscal year 2021. The decrease in R&D expenses was primarily attributable to a $6.3 million decrease in stock-based compensation and $3.9 million decrease in salary-related expenditures. The decrease was partially offset by a $2.9 million decrease in labor allocated to support our customer projects, $1.0 million increase in third-party contractor costs, and $0.6 million increase in hardware and software costs. As a percentage of total operating expenses, R&D expenses decreased by 23.9 percentage points from 49.7% for fiscal year 2021 to 25.8% for fiscal year 2022.

Fiscal Year 2021 Compared with Fiscal Year 2020

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

Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Sales and marketing	$31,098	$38,683	$33,398	(19.6)%	15.8%

Fiscal Year 2022 Compared with Fiscal Year 2021

Sales and marketing expenses for fiscal year 2022 were $31.1 million, a decrease of $7.6 million, or 19.6%, from $38.7 million for fiscal year 2021. The decrease in sales and marketing expenses was primarily attributable to a $9.0 million decrease in stock-based compensation and a $0.5 million decrease in salary-related expenses. The decrease was partly offset by an increase of $0.6 million related to travel expenditures and $0.6 million related to commission expense. As a percentage of total operating expenses, sales and marketing expenses decreased by 9.7 percentage points from 17.2% for fiscal year 2021 to 7.5% for fiscal year 2022.

Fiscal Year 2021 Compared with Fiscal Year 2020

Sales and marketing expenses for fiscal year 2021 were $38.7 million, an increase of $5.3 million, or 15.8%, from $33.4 million for fiscal year 2020. The increase in sales and marketing expenses was primarily attributable to $3.1 million increase in salary-related expenses, $3.0 million increase related to stock-based compensation, and $0.4 million related to commission expenses. The increase was partly offset by a reduction of $0.9 million in travel-related expenditures as a result of COVID-19 and $0.7 million in marketing spending. As a percentage of total operating expenses, sales and marketing expenses increased by 0.6 percentage points from 16.6% for fiscal year 2020 to 17.2% for fiscal year 2021.

General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
General and administrative	$42,653	$56,979	$49,386	(25.1)%	15.4%

Fiscal Year 2022 Compared with Fiscal Year 2021

General and administrative expenses for fiscal year 2022 were $42.7 million, a decrease of $14.3 million, or 25.1%, from $57.0 million for fiscal year 2021. The decrease in general and administrative expenses was primarily attributable to a $19.2 million decrease in stock-based compensation. The decrease was partially offset by a $2.4 million increase in professional service fees, a $0.9 million increase in salary-related expenses, a $0.7 million increase in hardware and software costs, a $0.5 million increase in third-party contractor costs, and $0.4 million increase in travel-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 15.0 percentage points from 25.3% for fiscal year 2021 to 10.3% for fiscal year 2022.

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

Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Cost of revenues	$2,984	$7,516	$8,337	(60.3)%	(9.8)%
Operating expense	11,516	12,690	12,544	(9.3)%	1.2%
Total amortization	$14,500	$20,206	$20,881	(28.2)%	(3.2)%

Fiscal Year 2022 Compared with Fiscal Year 2021

Intangible asset amortization for fiscal year 2022 was $14.5 million, a decrease of $5.7 million, or 28.2%, from $20.2 million for fiscal year 2021. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2022.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 4.3 percentage points from 7.4% for fiscal year 2021 to 3.1% for fiscal year 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.8 percentage points from 5.6% for fiscal year 2021 to 2.8% for fiscal year 2022.

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

Other Components of Operating Expense

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Restructuring and other costs, net	$8,965	$5,092	$16,458	76.1%	(69.1)%
Goodwill impairment	$213,720	$-	$-	100.0%	—

Fiscal Year 2022 Compared with Fiscal Year 2021

Restructuring and other costs, net for fiscal year 2022 were $9.0 million, an increase of $3.9 million, from $5.1 million for fiscal year 2021. The increase in restructuring and other costs, net was primarily due to $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $2.6 million other one-time charges, $1.7 million severance charge related to the elimination of personnel, and $0.7 million charge resulting from the closure of facilities that will no longer be utilized. As a percentage of total operating expense, restructuring and other costs, net decreased by 0.1 percentage points from 2.3% for fiscal year 2021 to 2.2% for fiscal year 2022.

Goodwill impairment for the fiscal year ended September 30, 2022 was $213.7 million. At September 30, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $713.0 million as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million.

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

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Interest income	$1,007	$109	$585	823.9%	(81.4)%
Interest expense	(14,394)	(13,997)	(22,737)	2.8%	(38.4)%
Other income (expense), net	(1,019)	1,563	(23,319)	(165.2)%	(106.7)%
Total other expense, net	$(14,406)	$(12,325)	$(45,471)	16.9%	(72.9)%

Fiscal Year 2022 Compared with Fiscal Year 2021

Total other expense, net for fiscal year 2022 was $14.4 million, an increase of $2.1 million from $12.3 million of expense for fiscal year 2021. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange losses.

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

Provision for (Benefit from) Income Taxes

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Provision for (benefit from) income taxes	$112,075	$2,376	$(4,724)	4617.0%	(150.3)%
Effective income tax rate%	(56.4)%	4.9%	20.5%

Fiscal Year 2022 Compared with Fiscal Year 2021

Our effective income tax rate for fiscal year 2022 was (56.4)%, compared to 4.9% for fiscal year 2021. Consequently, our provision for income taxes for fiscal year 2022 was $112.1 million, a net change of $109.7 million, or 4617.0%, from a provision for income taxes of $2.4 million for fiscal year 2021. The effective tax rate for the fiscal year 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to the establishment of a valuation allowance in a foreign jurisdiction, impairment of book goodwill, the tax impacts of stock-based compensation, and our composition of jurisdictional earnings.

Fiscal Year 2021 Compared with Fiscal Year 2020

Our effective income tax rate for fiscal year 2021 was 4.9%, compared to 20.5% for fiscal year 2020. Consequently, our provision for income taxes for fiscal year 2021 was $2.4 million, a net change of $7.1 million, or 150.3%, from a benefit from income taxes of $4.7 million for fiscal year 2020. The effective income tax rate for fiscal year 2021 differed from the U.S. statutory rate of 21.0% primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income as a result of changes in applicable tax laws in 2017, and an income tax benefit of approximately $15.9 million related to an increase in tax rates in the Netherlands enacted in the first quarter of fiscal year 2021.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2022, we had $126.7 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of September 30, 2022, our net working capital, excluding deferred revenue and deferred costs, was $146.1 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the fiscal year ended September 30, 2022, we converted existing variable long-term contracts into minimum purchase commitment deals with our largest customer. These minimum commitment deals accounted for $47.1 million of revenues during fiscal year 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years. The estimated future revenues related to these long-term contracts was previously included in our variable backlog.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generated from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our expectation to generate positive cash flows and the $126.7 million of cash, cash equivalents and marketable securities as of September 30, 2022, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the Year Ended September 30,
	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Notes	$-	$175,000	$-	$-	$175,000
Interest payable on the Notes (a)	5,246	8,768	-	-	14,014
Senior Credit Facilities	10,938	100,000	-	-	110,938
Interest payable on Senior Credit Facilities (b)	5,793	7,472	-	-	13,265
Operating leases	5,570	7,979	3,214	819	17,582
Operating leases under restructuring (c)	(84)	263	366	-	545
Finance leases	476	779	53	-	1,308
Total material cash requirements	$27,939	$300,261	$3,633	$819	$332,652

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2022.
(b)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of September 30, 2022.
(c)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of September 30, 2022, we anticipate sublease income of $1.6 million through fiscal year 2024.

We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. The aggregate net liability of our defined benefit plans as of September 30, 2022 was $4.9 million.

As the impact of the COVID-19 pandemic on the economy and our operations evolve, we will continue to assess our liquidity needs. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on reasonable terms. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption could materially affect our business, results of operations, and financial condition, including our ability to meet debt covenants or make payments, and access to sources of liquidity.

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

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2022, 2021 and 2020 was as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Contractual interest expense	$5,246	$5,246	$1,753
Amortization of debt discount	3,755	3,527	1,131
Amortization of issuance costs	944	887	285
Total interest expense related to the Notes	$9,945	$9,660	$3,169

The conditional conversion feature of the Notes was triggered during the fiscal year ended September 30, 2022, and the Notes were not convertible as of September 30, 2022, with no Notes being converted. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Company (the "Borrower"), the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2022 and 2021, there were no amounts outstanding under the Revolving Facility.

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

From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended September 30, 2021, the interest rate was LIBOR plus 2.25%. For the three and twelve months ended September 30, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2022, 2021 and 2020 was $4.3 million, $4.1 million and $1.5 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2022 and 2021, we were in compliance with all Credit Agreement covenants.

On November 22, 2022 (the "Amendment No. 2 Effective Date"), we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume.

Amendment No. 2 revised certain interest rates in the Credit Agreement. The applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is SOFR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is SOFR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is SOFR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is SOFR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is SOFR plus 2.20% or ABR plus 1.00%. From the Amendment No. 2 Effective Date until delivery of the first compliance certificate after the covenant adjustment period, the applicable margin will be SOFR plus 3.00% or ABR plus 2.00%.

Cash Flows

Cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2022, 2021, and 2020, as reflected in the audited Consolidated Statements of Cash Flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash (used in) provided by operating activities	$(2,138)	$74,389	$44,789	(102.9)%	66.1%
Net cash used in investing activities	(10,565)	(41,631)	(30,675)	(74.6)%	35.7%
Net cash (used in) provided by financing activities	(19,606)	(41,505)	121,553	(52.8)%	(134.1)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,272)	1,108	400	(214.8)%	177.0%
Net changes in cash and cash equivalents	$(33,581)	$(7,639)	$136,067	339.6%	(105.6)%

Net Cash (Used in) Provided by Operating Activities

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in operating activities for fiscal year 2022 was $2.1 million, a net change of $76.5 million, or 102.9%, from net cash provided by operating activities of $74.4 million for fiscal year 2021 . The change in cash flows were primarily due to:

•
A decrease of $72.5 million from income before non-cash charges;
•
A decrease of $21.4 million due to unfavorable changes in working capital primarily related to cash inflows from accounts receivables; and
•
An increase of $17.4 million from changes in deferred revenue.

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

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash provided by operating activities for fiscal year 2021 was $74.4 million, an increase of $29.6 million, or 66.1%, from net cash provided by operating activities of $44.8 million for fiscal year 2020. The change in cash flows were primarily due to:

•
An increase of $62.0 million from income before non-cash charges;
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

Net Cash Used in Investing Activities

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in investing activities for the fiscal year 2022 was $10.6 million, a decrease of $31.0 million, or 74.6%, from $41.6 million for fiscal year 2021. The change in cash flows were driven by:

•
An increase of $31.6 million net proceeds from the sale of marketable securities;
•
A decrease of $2.0 million paid in connection with equity investments;
•
A decrease of $2.0 million paid related to debt securities; and
•
An increase of $5.4 million in capital expenditures.

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash used in investing activities for fiscal year 2021 was $41.6 million, an increase of $10.9 million, or 35.7%, from $30.7 million for fiscal year 2020. The change in cash flows were driven by:

•
$26.1 million net purchase of marketable securities for fiscal year 2021;
•
$2.6 million paid in connection with equity investments during the fiscal year 2021;
•
$2.0 million paid related to debt securities; and
•
A decrease of $7.0 million in capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in financing activities for the fiscal year 2022 was $19.6 million, a net change of $21.9 million, from cash used in financing activities of $41.5 million for fiscal year 2021 . The change in cash flows were primarily due to:

• An increase of $24.5 million in proceeds from the issuance of our common stock; and

• An increase of $3.2 million in payments of tax related withholdings due to the net settlement of equity awards.

Fiscal Year 2021 Compared with Fiscal Year 2020

Net cash used in financing activities for fiscal year 2021 was $41.5 million, a net change of $163.1 million, from cash provided by financing activities of $121.6 million for fiscal year 2020. The change in cash flows were primarily due to:

• $249.7 million proceeds from the issuance of the Existing Facility during the first quarter of fiscal year 2020;

• $169.8 million proceeds from the issuance of the Notes during the quarter ended June 30, 2020;

• $123.0 million proceeds from the issuance of the Senior Credit Facilities during the quarter ended June 30, 2020;

• $271.6 million principal payments of long-term debt during the fiscal year 2020;

• $153.0 million distribution paid to Nuance related to our Spin-Off during the first quarter of fiscal year 2020; and

• $45.8 million payment of tax related withholdings due to the net settlement of equity awards during the fiscal year 2021.

Issued Accounting Standards Not Yet Adopted

Refer to Note 2 to the accompanying audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of certain issued accounting standards that have not been adopted by us and may impact our results of operations in future reporting periods.

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

We believe the following critical accounting policies most significantly affect the portrayal of our financial condition and the results of our operations. These policies require our most difficult and subjective judgments.

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

For royalty arrangements that include fixed consideration related to a minimum usage guarantees, the fixed consideration is recognized when the software is made available to the customer.

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

Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of September 30, 2022 and 2021, we had $8.3 million and $6.9 million of contract acquisition costs. We had amortization expense of $2.5 million, $1.9 million, and $1.5 million related to these costs during the fiscal years ended September 30, 2022, 2021, and 2020. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $10.2 million, $15.4 million and $12.0 million related to these costs during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. There was no impairment related to contract fulfillment costs capitalized.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment for the fiscal years ending September 30, 2021 and 2020.

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

Due to macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim quantitative impairment test as of June 30, 2022. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $995 million as of June 30, 2022. The estimated fair value exceeded the $950 million carrying value of our reporting unit by approximately $45 million, or 5% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of June 30, 2022.

On July 1, 2022, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

At September 30, 2022, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies.

We weighted the methodologies appropriately to estimate a fair value of approximately $713.0 million as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

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

Internally developed software consists of capitalized costs incurred during the application development stage, which include costs related to the design of the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage and post-implementation stage are expensed as incurred. Internally developed software is amortized over the estimated useful life, commencing on the date when the asset is ready for its intended use. Land, building and equipment are stated at cost and depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the related lease term or the estimated useful life. Depreciation is computed using the straight-line method. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of sold or retired assets are removed from the accounts and any gain or loss is included in the results of operations for the period.

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

Stock-Based Compensation

We grant equity awards to certain employees which include stock options and restricted stock unit awards in accordance with provisions of the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”).

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

During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new negative evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against our Netherlands deferred tax assets until we believe it is more likely than not that these assets will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that also qualify as finance leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to six years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2022 and 2021. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2022 and 2021.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within Cost of revenues, Research and development, Sales and marketing, and General and administrative lines on the Consolidated Statements of Operations. For financing leases, amortization of the finance right of use assets is included within Research and development, Sales and marketing, and General and administrative lines on the Consolidated Statements of Operations, and interest expense is included within Interest expense.

For operating leases, the related cash payments are included in the operating cash flows on the Consolidated Statements of Cash Flows. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included in the operating cash flows on the Consolidated Statement of Cash Flows.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $63.3 million at September 30, 2022. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $5.1 million at September 30, 2022. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At September 30, 2022, we held approximately $94.8 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.6 million per annum, based on September 30, 2022 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on LIBOR. As of September 30, 2022, assuming a 1% increase in interest rates and our Revolving Facility is fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.6 million per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 29, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Identification of Performance Obligations

As described in Note 3 to the Company’s consolidated financial statements, certain of the Company’s revenue contracts contain multiple products and services relating to the sale of connected or embedded licenses and professional services. For these revenue contracts, the Company accounts for the individual products and services separately if they are distinct. The transaction price is allocated to the performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices by maximizing observable inputs when available, including pricing of standalone sales, cost of developing and supplying each performance obligation, types of offerings, and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.

We determined that the identification of performance obligations and the recognition of revenue related to contracts that contain multiple performance obligations represents a critical audit matter. The determination of whether multiple services within a contract are distinct performance obligations that should be accounted for separately requires management to exercise significant judgment and includes a high degree of subjectivity. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in contracts with customers.
•
Evaluating management’s technical accounting policies and practices including the reasonableness of management’s judgments and assumptions in the determination of whether the products and services represent distinct performance obligations.
•
Testing the reasonableness of the identification of distinct performance obligations through inspection of a sample of customer contracts and other source documents.

Goodwill Impairment Assessment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill is associated with one reporting unit. As of September 30, 2022, the Company concluded that indicators of impairment were present due to macroeconomic conditions, including continued declines in stock price. A quantitative assessment was performed using a combination of the discounted cashflow method under the income approach and the market approach and the Company determined that the goodwill was impaired and recorded a non-cash impairment charge of $213.7 million within the consolidated financial statements. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to future cash flows and the discount rate used in the valuation model.

We identified the valuation of goodwill as a critical audit matter. The principal considerations for our determination are the inherent uncertainties related to the Company’s forecasts and how various factors could affect the Company’s assumptions, in particular the revenue forecast and the discount rate specific to the impairment test. Auditing these significant assumptions and judgments involved especially challenging auditor judgment and an increased level of effort, including the extent of specialized skills and knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the design and testing operating effectiveness of certain controls relating to the Company’s forecast and goodwill impairment assessment.
•
Evaluating the reasonableness of the assumptions used in the income approach, including management’s forecast: (i) comparing the forecasts for revenue to historical results, (ii) comparing automotive industry information to the Company’s revenue forecast to determine whether contradictory evidence exists, (iii) reviewing the future automotive production reports and projected market share, and (iv) evaluating pricing assumptions for future periods including review of executed contracts in the Company’s backlog.
•
Testing the completeness and accuracy of the data used by management to develop its forecast.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) assessing the appropriateness of valuation methods, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of certain assumptions, including the discount rate used in the income approach.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

November 29, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Cerence Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2022, and the related notes and our report dated November 29, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Boston, Massachusetts

November 29, 2022

CERENCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2022	2021	2020
Revenues:
License	$158,610	$202,183	$164,268
Connected services	85,571	109,534	97,469
Professional services	83,710	75,465	69,230
Total revenues	327,891	387,182	330,967
Cost of revenues:
License	2,698	3,544	2,783
Connected services	22,722	25,727	31,768
Professional services	68,764	64,287	64,963
Amortization of intangible assets	2,984	7,516	8,337
Total cost of revenues	97,168	101,074	107,851
Gross profit	230,723	286,108	223,116
Operating expenses:
Research and development	107,116	112,070	88,899
Sales and marketing	31,098	38,683	33,398
General and administrative	42,653	56,979	49,386
Amortization of intangible assets	11,516	12,690	12,544
Restructuring and other costs, net	8,965	5,092	16,458
Goodwill impairment	213,720	—	—
Total operating expenses	415,068	225,514	200,685
(Loss) income from operations	(184,345)	60,594	22,431
Interest income	1,007	109	585
Interest expense	(14,394)	(13,997)	(22,737)
Other (expense) income, net	(1,019)	1,563	(23,319)
(Loss) income before income taxes	(198,751)	48,269	(23,040)
Provision for (benefit from) income taxes	112,075	2,376	(4,724)
Net (loss) income	$(310,826)	$45,893	$(18,316)
Net (loss) income per share:
Basic	$(7.93)	$1.22	$(0.50)
Diluted	$(7.93)	$1.17	$(0.50)
Weighted-average common share outstanding:
Basic	39,187	37,752	36,428
Diluted	39,187	39,289	36,428

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended September 30,
	2022	2021	2020
Net (loss) income	$(310,826)	$45,893	$(18,316)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(37,179)	(1,980)	15,805
Pension adjustments, net	2,233	(87)	1,178
Unrealized loss on available-for-sale securities	(425)	(10)	(1)
Total other comprehensive (loss) income	(35,371)	(2,077)	16,982
Comprehensive (loss) income	$(346,197)	$43,816	$(1,334)

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$94,847	$128,428
Marketable securities	20,317	30,435
Accounts receivable, net of allowances of $157 and $395 at September 30, 2022 and September 30, 2021, respectively	45,073	45,560
Deferred costs	7,098	6,095
Prepaid expenses and other current assets	60,184	76,530
Total current assets	227,519	287,048
Long-term marketable securities	11,584	7,339
Property and equipment, net	37,707	31,505
Deferred costs	22,451	31,702
Operating lease right of use assets	14,702	14,901
Goodwill	890,802	1,128,511
Intangible assets, net	9,700	25,348
Deferred tax assets	51,989	159,293
Other assets	52,039	20,081
Total assets	$1,318,493	$1,705,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,372	$11,636
Deferred revenue	72,662	78,394
Short-term operating lease liabilities	5,071	4,562
Short-term debt	10,938	6,250
Accrued expenses and other current liabilities	47,990	64,467
Total current liabilities	147,033	165,309
Long-term debt, net of discounts and issuance costs	259,436	265,093
Deferred revenue, net of current portion	165,972	198,343
Long-term operating lease liabilities	11,375	12,216
Other liabilities	21,727	32,822
Total liabilities	605,543	673,783
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2022; 39,430 and 38,025 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	394	381
Accumulated other comprehensive (loss) income	(33,737)	1,634
Additional paid-in capital	1,029,542	1,002,353
(Accumulated deficit) Retained earnings	(283,249)	27,577
Total stockholders' equity	712,950	1,031,945
Total liabilities and stockholders' equity	$1,318,493	$1,705,728

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Net Parent Investment	Accumulated Other Comprehensive (Loss) Income	Total
Balance at October 1, 2019	-	-	-	-	1,097,127	(28,999)	1,068,128
Net loss	-	-	-	(18,316)	-	-	(18,316)
Other comprehensive income	-	-	-	-	-	16,982	16,982
Distribution to Parent	-	-	-	-	(152,978)	-	(152,978)
Net (decrease) increase in net parent investment	-	-	-	-	(6,098)	15,728	9,630
Reclassification of net parent investment in Cerence	-	-	938,051	-	(938,051)	-	-
Issuance of common stock at separation	36,391	364	(364)	-	-	-	-
Issuance of common stock	706	7	1,311	-	-	-	1,318
Stock withheld to cover tax withholdings requirements upon stock vesting	(255)	(2)	(9,367)	-	-	-	(9,369)
Convertible Senior Notes conversion feature (net of taxes of $4,678 and issuance costs of $627)	-	-	14,371	-	-	-	14,371
Stock-based compensation	-	-	30,305	-	-	-	30,305
Balance at September 30, 2020	36,842	369	974,307	(18,316)	-	3,711	960,071
Net income	-	-	-	45,893	-	-	45,893
Other comprehensive loss	-	-	-	-	-	(2,077)	(2,077)
Issuance of common stock	1,718	17	11,505	-	-	-	11,522
Stock withheld to cover tax withholdings requirements upon stock vesting	(535)	(5)	(46,004)	-	-	-	(46,009)
Stock-based compensation	-	-	62,545	-	-	-	62,545
Balance at September 30, 2021	38,025	381	1,002,353	27,577	-	1,634	1,031,945
Net loss	-	-	-	(310,826)	-	-	(310,826)
Other comprehensive loss	-	-	-	-	-	(35,371)	(35,371)
Issuance of common stock	1,584	14	36,048	-	-	-	36,062
Stock withheld to cover tax withholdings requirements upon stock vesting	(179)	(1)	(49,002)	-	-	-	(49,003)
Stock-based compensation	-	-	40,143	-	-	-	40,143
Balance at September 30, 2022	39,430	394	1,029,542	(283,249)	-	(33,737)	712,950

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(310,826)	$45,893	$(18,316)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	23,939	29,661	30,041
(Benefit from) provision for credit loss reserve	(413)	(415)	704
Stock-based compensation	28,076	60,555	47,285
Non-cash interest expense	5,281	5,013	5,286
Loss on debt extinguishment	—	—	19,279
Deferred tax provision (benefit)	97,287	(4,419)	(10,568)
Goodwill impairment	213,720	—	—
Other	6,115	(606)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,590)	5,751	15,154
Prepaid expenses and other assets	(33,756)	(30,661)	(30,311)
Deferred costs	4,654	6,984	(1,381)
Accounts payable	157	3,411	(2,430)
Accrued expenses and other liabilities	(1,479)	(1,125)	26,040
Deferred revenue	(28,303)	(45,653)	(35,994)
Net cash (used in) provided by operating activities	(2,138)	74,389	44,789
Cash flows from investing activities:
Capital expenditures	(17,446)	(12,047)	(19,012)
Purchases of marketable securities	(31,757)	(42,471)	(11,663)
Sale and maturities of marketable securities	37,203	16,350	—
Purchase of debt securities	—	(2,000)	—
Payments for equity securities	(584)	(2,563)	—
Other investing activities	2,019	1,100	—
Net cash used in investing activities	(10,565)	(41,631)	(30,675)
Cash flows from financing activities:
Net transactions with Parent	—	—	12,964
Distributions to Parent	—	—	(152,978)
Proceeds from long-term debt, net of discount	—	—	547,719
Payments for long-term debt issuance costs	—	(520)	(6,402)
Principal payments of long-term debt	(6,250)	(6,252)	(271,563)
Common stock repurchases for tax withholdings for net settlement of equity awards	(49,003)	(45,769)	(9,369)
Principal payments of lease liabilities arising from a finance leases	(415)	(486)	(136)
Proceeds from the issuance of common stock	36,062	11,522	1,318
Net cash (used in) provided by financing activities	(19,606)	(41,505)	121,553
Effects of exchange rate changes on cash and cash equivalents	(1,272)	1,108	400
Net change in cash and cash equivalents	(33,581)	(7,639)	136,067
Cash and cash equivalents at beginning of year	128,428	136,067	—
Cash and cash equivalents at end of year	$94,847	$128,428	$136,067
Supplemental information:
Cash paid for income taxes	$12,273	$6,177	$2,181
Cash paid for interest	$9,088	$9,550	$14,733

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

History

On October 1, 2019, (the “Distribution Date”), Nuance Communications, Inc. (“Nuance” or “the Parent”), a leading provider of speech and language solutions for businesses and consumers around the world, completed the complete legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (the “Spin-Off”). The distribution was made in the amount of one share of our common stock for every eight shares of Nuance common stock (the “Distribution”) owned by Nuance’s stockholders as of 5:00 p.m. Eastern Time on September 17, 2019, the record date of the Distribution.

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

The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and scope of the pandemic, its severity, the emergence of new variants of the virus, such as Omicron; the development and availability of effective treatments and vaccines, the speed at which vaccines are administered, and how quickly and to what extent normal economic and operating conditions can resume.

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect our business and financial results. For example, pandemic related lockdowns have been experienced in China during fiscal year 2022, which resulted in loss of automotive production. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The current macroeconomic conditions have also increased competition for qualified employees in our industry, particularly for members of our professional service teams, and we, along with automotive OEMs, face significant competition in hiring and retaining them. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business, our access to needed capital and liquidity, and the value of our common stock. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as those of our wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

(c) Use of Estimates

The Consolidated Financial Statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for credit losses and doubtful accounts; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

(d) Revenue Recognition

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

(e) Business Combinations

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

(f) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

(g) Marketable Securities

Marketable securities consist of commercial paper, government securities and corporate bonds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. We classify our marketable securities as either short-term or long-term based on the nature of each security. We record marketable securities at fair value, with the unrealized gains or losses included within Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets until realized. Interest income earned from our marketable securities is reported within Interest income on the Consolidated Statements of Operations. We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairment to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in Other income (expense), net on the Consolidated Statements of Operations.

(h) Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There is no goodwill impairment for the years ended September 30, 2021, and 2020.

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

Due to macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim quantitative impairment test as of June 30, 2022. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $995 million as of June 30, 2022. The estimated fair value exceeded the $950 million carrying value of our reporting unit by approximately $45 million, or 5% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of June 30, 2022.

On July 1, 2022, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

At September 30, 2022, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies.

We weighted the methodologies appropriately to estimate a fair value of approximately $713.0 million as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

(i) Long-Lived Assets with Definite Lives

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

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no impairment of long-lived assets during the years ended September 30, 2022, 2021, and 2020.

(j) Allowance for Credit Losses

Fiscal year 2022 and 2021

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

The change in the allowance for credit losses for the fiscal year ended September 30, 2022 and 2021 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$1,394
Credit loss provision	(415)
Write-offs, net of recoveries	(112)
Foreign exchange impact on ending balance	12
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	18
Foreign exchange impact on ending balance	(95)
Balance as of September 30, 2022	$371

Fiscal years 2020

We record allowances for doubtful accounts for the estimated probable losses on uncollected accounts receivable. The allowance is based upon the credit worthiness of our customers, our historical experience, the age of the receivable, and current market and economic conditions. Receivables are written off against these allowances in the period they are determined to be uncollectible. For the year ended September 30, 2020, the activity related to the allowance for doubtful accounts was as follows (dollars in thousands):

Allowance for Doubtful Accounts
Balance at September 30, 2019	865
Bad debt provisions	704
Write-offs, net of recoveries	(175)
Balance at September 30, 2020	$1,394

(k) Research and Development

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

(l) Income Taxes

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

During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new negative evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against our Netherlands deferred tax assets until we believe it is more likely than not that these assets will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfer and acquisition or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

(m) Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, reflected in the Consolidated Statements of Equity, consists of the following (dollars in thousands):

	September 30,
	2022	2021
Foreign currency translation adjustments	$(33,895)	$3,284
Net unrealized gains (losses) on post-retirement benefits	594	(1,639)
Net unrealized losses on available-for-sale securities	(436)	(11)
Accumulated other comprehensive (loss) income	$(33,737)	$1,634

No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.

(n) Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 17.4% of our Accounts receivable, net balance at September 30, 2022 . One customer accounted for 12.1% of our Accounts receivable, net balance at September 30, 2021.

(o) Foreign Currency Translation

The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in Accumulated other comprehensive (loss) income as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within Other income (expense), net. Foreign currency transaction (gains) losses for the fiscal years ended September 30, 2022, 2021 and 2020 were $0.1 million, ($1.7) million, and $2.4 million, respectively.

(p) Net Parent Investment

In the Consolidated Statements of Equity, net parent investment represents the Parent’s historical investment in the Cerence business, accumulated net earnings after taxes and the net effect of transactions with, and allocations from, the Parent.

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

(r) Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as financing leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to six years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2022 and 2021. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2022 and 2021.

Lease costs for minimum lease payments is recognized on a straight-line basis over the lease term. For operating leases, costs are included within Cost of revenues, Research and development, Sales and marketing, and General and administrative lines on the Consolidated Statements of Operations. For financing leases, amortization of the finance right of use assets is included within Research and Development, Sales and marketing, and General and administrative lines on the Consolidated Statements of Operations, and interest expense is included within Interest expense.

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

(s) Convertible Debt

We bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance. The equity components of our convertible debt instruments are recorded within stockholders’ equity with an allocated issuance premium or discount. The debt issuance premium or discount is amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt.

We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

(t) Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, contingently issuable shares, and potential issuance of stock upon conversion of our Notes, as more fully described in Note 17. The dilutive effect of the Notes is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net (loss) income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

(u) Recently Adopted Accounting Standards

None.

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

We will adopt the new standard effective October 1, 2022 under the modified retrospective transition approach. We are currently evaluating the impact of ASU 2020-06 relating to Long-term debt, Additional paid-in capital, and Other liabilities. We do not expect the adoption of the new standard to have a material impact on our consolidated statement of operations and cash flows. We expect applying ASU 2020-06 will have a cumulative-effect adjustment to Accumulated deficit as of October 1, 2022.

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

For royalty arrangements that include fixed consideration related to a minimum usage guarantees, the fixed consideration is recognized when the software is made available to the customer.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Revenues:
United States	$100,564	$135,033	$129,338
Other Americas	99	175	16
Germany	74,550	114,936	100,674
Other Europe, Middle East and Africa	15,579	29,964	25,394
Japan	74,480	62,840	50,936
Other Asia-Pacific	62,619	44,234	24,609
Total net revenues	$327,891	$387,182	$330,967

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue for all periods presented.

Revenues relating to two customers accounted for $55.4 million, or 16.9%, and $48.9 million, or 14.9% of revenue for the fiscal year ended September 30, 2022. During fiscal year 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenues related to these long-term contracts was previously included in our variable backlog, which includes estimated future revenues from variable forecasted revenues related to our embedded and connected business. The minimum purchase commitment deals accounted for $47.1 million of revenue for fiscal year 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Revenues relating to two customers accounted for $72.0 million, or 18.6%, and $41.6 million, or 10.8% of revenue for the fiscal year ended September 30, 2021. Revenues relating to one customer accounted for $76.9 million, or 23.2%, of revenue for the fiscal year ended September 30, 2020.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of September 30, 2022 and 2021, we had $8.3 million and $6.9 million of contract acquisition costs. We had amortization expense of $2.5 million, $1.9 million and $1.5 million related to these costs during the fiscal years ended September 30, 2022, 2021 and 2020. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $10.2 million, $15.4 million and $12.0 million related to these costs during the fiscal years ended September 30, 2022, 2021 and 2020, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2020	$30,277
Revenues recognized but not billed	89,217
Amounts reclassified to accounts receivable, net	(60,351)
Balance as of September 30, 2021	$59,143
Revenues recognized but not billed	96,409
Amounts reclassified to accounts receivable, net	(67,765)
Foreign exchange impact on ending balance	(11,495)
Balance as of September 30, 2022	$76,292

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2020	$324,729
Amounts billed but not recognized	105,540
Revenue recognized	(153,532)
Balance as of September 30, 2021	$276,737
Amounts billed but not recognized	96,165
Revenue recognized	(130,770)
Foreign exchange impact on ending balance	(3,498)
Balance as of September 30, 2022	$238,634

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2022 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$157,549	$145,949	$19,957	$323,455

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

The dilutive effect of the Notes (as defined in Note 17) is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net (loss) income per share, we would assume conversion of the Notes at a ratio of 26.7271 shares of our common stock per $1,000 principal amount of the Notes. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	September 30,
in thousands, except per share data	2022	2021	2020
Numerator:
Net (loss) income	$(310,826)	$45,893	$(18,316)

Denominator:
Weighted average common shares outstanding - basic	39,187	37,752	36,428
Dilutive effect of restricted stock awards	-	1,405	-
Dilutive effect of contingently issuable stock awards	-	132	-
Weighted average common shares outstanding - diluted	39,187	39,289	36,428

Net (loss) income per common share:
Basic	$(7.93)	$1.22	$(0.50)
Diluted	$(7.93)	$1.17	$(0.50)

We exclude weighted-average potentially issuable shares from the calculations of diluted net (loss) income per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the fiscal years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
in thousands	2022	2021	2020
Restricted stock awards	227	-	1,058
Contingently issuable stock awards	8	-	151
Conversion option of our Notes	4,677	4,677	1,538

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $59,146 at cost (a)	$59,138	$59,138	$-
Government securities $4,976 at cost (b)	4,892	-	4,892
Level 2:
Government securities $2,377 at cost (b)	2,361	-	2,361
Time deposits, $1,472 at cost (a)	1,472	1,472	-
Commercial paper, $7,648 at cost (b)	7,647	-	7,647
Corporate bonds, $17,328 at cost (b)	17,001	-	17,001
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$94,511	$60,610	$31,901

	September 30, 2021
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds (a)	$75,873	$75,873	$-
Level 2:
Time deposits, $2,965 at cost (a)	2,965	2,965	-
Commercial paper, $18,080 at cost (b)	18,080	-	18,080
Corporate bonds, $19,704 at cost (b)	19,694	-	19,694
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$118,612	$78,838	$37,774

(a)
Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Consolidated Balance Sheets.
(b)
Government securities, commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.
(c)
Debt securities are included within Prepaid and other current assets in the Consolidated Balance Sheets and classified as current given the maturity of the financial asset is less than 12 months.

During the fiscal year ended September 30, 2022, we recorded unrealized losses related to our marketable securities of $0.4 million within Accumulated other comprehensive income. During the fiscal years ended September 30, 2021 and 2020, we recorded an immaterial amount of unrealized losses related to our marketable securities.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2022 and 2021, the estimated fair value of our Notes was $155.3 million and $469.0 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 17) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

We have non-controlling equity investment in privately held companies. We evaluated the equity investments under the voting model and concluded consolidation was not applicable. We accounted for the investments by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Consolidated Statements of Operations. Investments without readily determinable fair values were $3.1 million and $2.6 million as of September 30, 2022 and 2021, respectively. These investments are included within Other assets on the Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investment resulting from impairments or observable price changes.

6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of September 30, 2022 and 2021, the total notional amount of forward contracts was $63.3 million and $61.0 million, respectively. As of September 30, 2022 and 2021, the weighted-average remaining maturity of these instruments was approximately 10.5 and 11.9 months, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2022 and 2021 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	September 30, 2022	September 30, 2021
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,627	$1,235
Foreign currency forward contracts	Other assets	660	365
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,812	131
Foreign currency forward contracts	Other liabilities	711	148

The following tables display a summary of the income related to foreign currency forward contracts within the Consolidated Statements of Operations for the fiscal years ended September 30, 2022, 2021 and 2020 (dollars in thousand):

		Gain recognized in earnings
		Year Ended September 30,
Derivatives not designated as hedges	Classification	2022	2021	2020
Foreign currency forward contracts	Other income (expense), net	$860	$2,512	$-

7. Goodwill and Intangible Assets

(a) Goodwill

Due to macroeconomic conditions, we concluded that indicators of impairment were present and performed an interim quantitative impairment test as of June 30, 2022. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $995 million as of June 30, 2022. The estimated fair value exceeded the $950 million carrying value of our reporting unit by approximately $45 million, or 5% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of June 30, 2022.

On July 1, 2022, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

At September 30, 2022, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies.

We weighted the methodologies appropriately to estimate a fair value of approximately $713.0 million as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2022 and 2021 were as follows (dollars in thousands):

Total
Balance as of October 1, 2020	$1,128,198
Effect of foreign currency translation	313
Balance as of September 30, 2021	1,128,511
Goodwill impairment	(213,720)
Effect of foreign currency translation	(23,989)
Balance as of September 30, 2022	$890,802

(b) Intangible Assets, Net

On September 30, 2022, we concluded that indicators of impairment were present and performed a test for recoverability of our long-lived asset group as of September 30, 2022. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of September 30, 2022.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,498	$(95,315)	$9,183	1.7
Technology and patents	88,600	(88,083)	517	1.2
Total	$193,098	$(183,398)	$9,700

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,485	$(88,638)	$21,847	2.2
Technology and patents	90,738	(87,237)	3,501	0.9
Total	$201,223	$(175,875)	$25,348

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying Consolidated Statements of Operations and amounted to $3.0 million, $7.5 million, and $8.3 million for the fiscal years ended September 30, 2022, 2021, and 2020, respectively. Amortization expense for customer relationships is included in operating expenses and amounted to $11.5 million, $12.7 million, and $12.6 million in the fiscal years ended September 30, 2022, 2021, and 2020, respectively. Estimated amortization for each of the five succeeding years and thereafter as of September 30, 2022, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenues	Operating Expenses	Total
2023	$414	$5,774	$6,188
2024	103	2,085	2,188
2025	—	1,324	1,324
Total	$517	$9,183	$9,700

8. Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2022	2021
Machinery and equipment	3-5	$10,800	$7,577
Computers, software and equipment	3-5	61,566	42,380
Leasehold improvements	2-15	10,110	8,493
Furniture and fixtures	5-7	3,554	4,150
Finance leases		3,425	3,437
Construction in progress		—	12,379
Subtotal		89,455	78,416
Less: accumulated depreciation		(51,748)	(46,911)
Total		$37,707	$31,505

As of September 30, 2022 and 2021, the net book value of capitalized internal-use software costs was $21.2 million and $5.3 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the fiscal years ended September 30, 2022, 2021, and 2020 was $9.4 million, $9.5 million, and $9.2 million, respectively, which included amortization expense of $3.7 million, $3.4 million, and $3.1 million, respectively, for internally developed software costs.

The following table presents our property and equipment, net by geography at September 30, 2022 and 2021 (dollars in thousands):

	September 30,
	2022	2021
Long-lived assets:
United States	$28,779	$22,550
Canada	2,252	2,850
Germany	1,866	1,973
Other countries	4,810	4,132
Total long-lived assets	$37,707	$31,505

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2022	2021
Compensation	$19,710	$39,536
Sales and other taxes payable	4,598	8,574
Cost of revenue related liabilities	4,257	4,634
Professional fees	3,866	3,604
Interest payable	1,828	1,919
Other	13,731	6,200
Total	$47,990	$64,467

10. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business such as employee severance costs, costs for consolidating duplicate facilities, and separation costs directly attributable to the Cerence business becoming a standalone public company.

The following table sets forth the fiscal year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at October 1, 2019	$489	$26	$515	$3,876	$4,391
Restructuring and other costs, net	3,694	1,037	4,731	11,727	16,458
Non-cash adjustment	—	(1,031)	(1,031)	—	(1,031)
Cash payments	(3,420)	(26)	(3,446)	(13,675)	(17,121)
Foreign exchange impact on ending balance	1	4	5	—	5
Balance at September 30, 2020	764	10	774	1,928	2,702
Restructuring and other costs, net	1,689	1,394	3,083	2,009	5,092
Non-cash adjustment	—	1,809	1,809	—	1,809
Cash payments	(839)	(1,265)	(2,104)	(2,403)	(4,507)
Foreign exchange impact on ending balance	6	(67)	(61)	—	(61)
Balance at September 30, 2021	1,620	1,881	3,501	1,534	5,035
Restructuring and other costs, net	1,676	673	2,349	6,616	8,965
Non-cash adjustment	—	(708)	(708)	(4,000)	(4,708)
Cash payments	(2,021)	(188)	(2,209)	(1,873)	(4,082)
Foreign exchange impact on ending balance	2	(58)	(56)	—	(56)
Balance at September 30, 2022	$1,277	$1,600	$2,877	$2,277	$5,154

Fiscal Year 2022

For the fiscal year ended September 30, 2022, we recorded restructuring and other costs, net of $9.0 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $2.6 million other one-time charges, $1.7 million severance charge related to the elimination of personnel, and $0.7 million charge resulting from the closure of facilities that will no longer be utilized.

Fiscal Year 2021

For the fiscal year ended September 30, 2021, we recorded restructuring and other costs, net of $5.1 million, which included a $1.7 million severance charge related to the elimination of personnel across multiple functions, $1.4 million charge resulting from the closure of facilities that will no longer be utilized, and $2.0 million related to other one-time charges.

Fiscal Year 2020

For the fiscal year ended September 30, 2020, we recorded restructuring and other costs, net of $16.5 million, which included a $3.7 million severance charge related to the elimination of personnel across multiple functions, $1.0 million resulting from the restructuring of facilities that will no longer be utilized, and $11.7 million related to costs incurred to establish the Cerence business as a standalone public company.

11. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to six years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (in months):
Operating leases	46.5	52.2
Finance leases	35.6	47.1
Weighted-average discount rate:
Operating leases	3.7%	5.1%
Finance leases	4.4%	4.4%

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheets as of September 30, 2022 and 2021 (dollars in thousands):

	Classification	September 30, 2022	September 30, 2021
Assets
Operating lease assets	Operating lease right of use assets	$14,702	$14,901
Finance lease assets	Property and equipment, net	1,259	1,700
Total lease assets		$15,961	$16,601

Liabilities
Current
Operating	Short-term operating lease liabilities	$5,071	$4,562
Finance	Accrued expenses and other current liabilities	441	430
Noncurrent
Operating	Long-term operating lease liabilities	$11,375	$12,216
Finance	Other liabilities	802	1,234
Total lease liability		$17,689	$18,442

The following table presents lease expense for the fiscal years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Finance lease costs:
Amortization of right of use asset	$435	$410	$255
Interest on lease liability	50	63	22
Operating lease cost	6,788	7,619	8,245
Variable lease cost	3,492	2,142	1,060
Sublease income	(187)	(207)	(206)
Total lease cost	$10,578	$10,027	$9,376

For the fiscal years ended September 30, 2022, 2021 and 2020 cash payments related to operating leases were $6.7 million, $7.8 million and $8.0 million, respectively. For the fiscal years ended September 30, 2022, 2021 and 2020, cash payments related to financing leases were $0.5 million, $0.5 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the fiscal years ended September 30, 2022, 2021 and 2020 right of use assets obtained in exchange for lease obligations were $7.5 million, $2.9 million and $7.9 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2022 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2023	$5,570	$476	$6,046
2024	4,758	417	5,175
2025	3,221	362	3,583
2026	1,759	53	1,812
2027	1,455	—	1,455
Thereafter	819	—	819
Total future minimum lease payments	$17,582	$1,308	$18,890
Less effects of discounting	(1,136)	(65)	(1,201)
Total lease liabilities	$16,446	$1,243	$17,689
Reported as of September 30, 2022
Short-term lease liabilities	$5,071	$441	$5,512
Long-term lease liabilities	11,375	802	12,177
Total lease liabilities	$16,446	$1,243	$17,689

12. Stockholders’ Equity

Share-based Compensation Plans

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

In fiscal years ended September 30, 2022, 2021 and 2020, we withheld payroll taxes totaling $49.0 million, $46.0 million and $9.4 million, respectively, related to the vesting of Restricted Awards.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2021	1,420,532	654,619	2,075,151	$44.20
Granted	808,938	390,025	1,198,963	$69.43
Vested	(1,029,854)	(474,681)	(1,504,535)	$58.70
Forfeited	(203,600)	(134,968)	(338,568)	$54.35
Non-vested at September 30, 2022	996,016	434,995	1,431,011	$62.49	0.70	$22,524
Expected to vest			1,431,011	$62.49	0.70	$22,524

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

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.41%	0.10%	1.56%
Expected volatility	69.58%	96.61%	58.18%
Expected life (in years)	0.50	0.50	0.50
Weighted-average fair value of shares issued (per share)	$27.54	$35.13	$8.93

The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal years ended September 30, 2022, 2021 and 2020:

	Year Ended September 30,
	2022	2021	2020
Shares issued under the ESPP	80,417	44,172	63,503
Average price of shares issued	$28.18	$73.40	$20.66

Stock-based Compensation

During the fiscal years ended September 30, 2022, 2021 and 2020, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

The amounts included in the Consolidated Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Cost of connected services	$499	$865	$1,382
Cost of professional services	3,267	4,895	4,191
Research and development	10,196	16,538	13,944
Sales and marketing	3,569	12,533	9,580
General and administrative	6,545	25,724	18,188
Restructuring and other costs, net	4,000	—	—
Total	$28,076	$60,555	$47,285

For the fiscal year ended September 30, 2022, we had lower stock-based compensation expense relating to our performance-based restricted stock units. Compensation cost for our performance-based restricted stock units is recognized based on the number of units expected to vest upon the achievement of the performance conditions. During the fiscal year ended September 30, 2022, we recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net. We recorded $2.4 million, net of $0.2 million in forfeitures, in stock-based compensation due to the retirement of our former CFO and resignation of our former General Counsel and the resulting modification of certain stock-based awards.

13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2022, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the "Securities Action") was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay.

On October 19, 2022, plaintiff Melinda Hipp filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of Cerence Inc. against the defendants named in the Consolidated Derivative Action and board member Douglas Davis. This complaint makes factual and legal contentions substantially similar to those made in the Consolidated Derivative Actions.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

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

As of September 30, 2022, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2023 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

14. Pension and Other Post-Retirement Benefits

Defined Contribution Plans

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.5 million, $0.7 million, and $0.7 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.

Defined Benefit Pension Plans

We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.

The total defined benefit plan pension expenses incurred for these plans were $0.5 million, $0.9 million, and $0.5 million for the fiscal years ended September 30, 2022, 2021 and 2020, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2022 was $10.4 million and $4.9 million, as of September 30, 2021 was $14.7 million and $8.7 million, and as of September 30, 2020 was $8.3 million and $7.1 million, respectively.

For the fiscal years ended September 30, 2022, 2021 and 2020, charges for contributions to defined benefit pension plans were not material to the Consolidated Statements of Operations.

15. Relationship with Parent and Related Entities

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

16. Income Taxes

Provision for (benefit from) income taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Domestic	$(168,452)	$20,933	$(27,889)
Foreign	(30,299)	27,336	4,849
(Loss) income before income taxes	$(198,751)	$48,269	$(23,040)

The components of provision for (benefit from) income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Current:
Federal	$12	$—	$—
State	15	35	—
Foreign	14,761	6,760	5,844
Total current	$14,788	$6,795	$5,844
Deferred:
Federal	(6,823)	5,437	(1,636)
State	218	5,001	(239)
Foreign	103,892	(14,857)	(8,693)
Total deferred	97,287	(4,419)	(10,568)
Provision for (benefit from) income taxes	$112,075	$2,376	$(4,724)
Effective income tax rate	(56.4)%	4.9%	20.5%

The provision for (benefit from) income taxes differed from the amount computed by applying the federal statutory rate to our income (loss) before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Federal tax provision at statutory rate	$(41,738)	$10,137	$(4,838)
State tax, net of federal benefit	185	3,979	(221)
Foreign tax rate and other foreign related tax items	920	(15,626)	(2,347)
Uncertain tax positions	25	861	(887)
Stock-based compensation	(15,020)	1,629	3,456
Global intangible low-taxed income	(554)	554	336
Goodwill impairment	39,933	—	—
Change in valuation allowance	128,034	(225)	—
Non-deductible expenditures	1,095	3,999	2,728
R&D credits	(805)	(2,932)	(2,951)
Provision for (benefit from) income taxes	$112,075	$2,376	$(4,724)

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

Our effective tax rate for the fiscal year 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to the establishment of a valuation allowance in a foreign jurisdiction as discussed below, impairment of book goodwill, the tax impacts of stock-based compensation, and our composition of jurisdictional earnings.

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

As of September 30, 2022, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2022, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2022 and 2021 (dollars in thousands):

	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$44,131	$17,098
Capital loss carryforwards	8,187	8,187
Federal credit carryforwards	5,916	5,160
Accrued expenses and other reserves	3,316	5,992
Difference in timing of revenue related items	31,261	39,105
Acquired intangibles	89,434	102,481
Interest limitations carryforward	10,228	7,319
Operating lease liabilities	4,874	5,065
Depreciation	2,924	2,723
Deferred compensation	1,910	2,174
Pension obligation	730	1,870
Other	3,078	1,249
Total deferred tax assets	$205,989	$198,423
Valuation allowance for deferred tax assets	(126,860)	(12,209)
Deferred tax assets	$79,129	$186,214
Deferred tax liabilities:
Depreciation	$(6,143)	$(4,636)
Acquired intangibles	(14,570)	(17,204)
Convertible debt	(2,463)	(3,349)
Operating lease right-of-use assets	(4,189)	(4,303)
Other	(749)	(163)
Total deferred tax liabilities	(28,114)	(29,655)
Net deferred tax assets	$51,015	$156,559

Deferred income taxes arise from temporary difference between the tax and financial statement recognition of revenue and expenses. We regularly assess the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in the Netherlands, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new negative evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against our Netherlands deferred tax assets until we believe it is more likely than not that these assets will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

The remaining deferred tax assets after valuation allowances are primarily domestic. Based on the level of historical taxable income and projections for future taxable income over the periods for which these deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of the domestic deductible differences.

As of September 30, 2022, we have $8.2 million and $118.7 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2021, we had $8.2 million and $4.0 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.

As of September 30, 2022, we have U.S. federal net operating loss (“NOL”) carryforwards of $43.6 million, state NOL carryforwards of $11.9 million, and foreign NOL carryforwards of $184.9 million, before uncertain tax positions of $39.5 million. As of September 30, 2021, we have U.S. federal NOL carryforwards of $15.0 million, state NOL carryforwards of $4.3 million, and foreign NOL carryforwards of $99.9 million, before uncertain tax position amounts of $32.8 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period. As of September 30, 2022 and 2021, unlimited federal NOLs are $42.8 million and $15.0 million, respectively, and unlimited Netherlands NOLs are $157.4 million and $70.1 million, respectively.

As of September 30, 2022, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $10.1 million, before uncertain tax positions of $8.1 million, state research and development credits of $0.2 million, and foreign research and development credits of $4.9 million. As of September 30, 2021, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $10.8 million, before uncertain tax positions of $9.1 million, state research and development credits of $0.3 million, and foreign research and development credits of $4.3 million. These carryforwards will expire at various dates beginning in 2023 and extending up to 2041.

Uncertain Tax Positions

ASC 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements. We regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax positions in our provision for (benefit from) income taxes line of our Consolidated Statements of Operations.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2022	2021
Balance at the beginning of the year	$87,144	$67,358
Beginning balance adjustment	(13,181)	9,884
Increases related to tax positions taken from prior periods	2,277	9,367
Increases related to tax positions taken during current period	2,088	768
Decreases for tax settlements and lapse in statutes	(1,738)	(233)
Balance at the end of the year	$76,590	$87,144

During fiscal year 2021, we finalized pre-spin tax attributes and recognized as beginning balance adjustments uncertain tax positions of $9.1 million on certain tax credit carryforwards. As of September 30, 2022 and 2021, beginning balance adjustments include cumulative translation adjustments of ($13.2) million and $0.8 million, respectively.

Increases related to tax positions taken from prior period include the effect of tax rate changes of $2.3 million and $9.4 million at September 30, 2022 and 2021, respectively.

As of September 30, 2022, $76.6 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest related to uncertain tax positions in our provision for (benefit from) income taxes of ($0.3) million, $0.3 million and ($0.1) million during fiscal years 2022, 2021 and 2020 respectively. We recorded interest of $3.5 million and $4.2 million as of September 30, 2022 and 2021, respectively.

We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2016 through 2021 tax years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

17. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	September 30, 2021
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $11,264 and $15,019, respectively, and deferred issuance costs of $2,832 and $3,776, respectively. Effective interest rate 6.29%.	$160,904	$156,205
Senior Credit Facilities, net of unamortized discount of $1,310 and $1,829, respectively, and deferred issuance costs of $158 and $221, respectively. Effective interest rate 5.37% and 2.86%, respectively.	109,470	115,138
Total debt	$270,374	$271,343
Less: current portion	(10,938)	(6,250)
Total long-term debt	$259,436	$265,093

The following table summarizes the maturities of our borrowing obligations as of September 30, 2022 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2023	$—	$10,938	$10,938
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$110,938	$285,938
Less: unamortized discount and issuance costs	(14,096)	(1,468)	(15,564)
Less: current portion of long-term debt	—	(10,938)	(10,938)
Total long-term debt	$160,904	$98,532	$259,436

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020, at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of September 30, 2022, the if-converted value of the Notes was $101.3 million less than its principal amount. As of September 30, 2021, the if-converted value of the Notes exceeded its principal amount by $274.4 million.

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

At issuance, we accounted for the Notes by allocating proceeds from the Notes into debt and equity components according to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The initial carrying amount of the debt component, which approximates its fair value, was estimated by using an interest rate for nonconvertible debt, with terms similar to the Notes. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to the carrying value of the Notes over their expected term as interest expense using the interest method. Upon issuance of the Notes, we recorded $155.3 million as debt and $19.7 million as additional paid-in capital in stockholders’ equity. As of September 30, 2022 and 2021, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

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

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2022, 2021 and 2020 was as follows (dollars in thousands):

	Year Ended September 30,
	2022	2021	2020
Contractual interest expense	$5,246	$5,246	$1,753
Amortization of debt discount	3,755	3,527	1,131
Amortization of issuance costs	944	887	285
Total interest expense related to the Notes	$9,945	$9,660	$3,169

The conditional conversion feature of the Notes was triggered during the fiscal year ended September 30, 2022, and the Notes were not convertible as of September 30, 2022, with no Notes being converted. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), in connection with our effort to refinance our existing indebtedness, we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million, which together with proceeds from the Notes was intended to pay in full all indebtedness under the Existing Facility, and paid fees and expenses in connection with the Senior Credit Facilities. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which shall be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of September 30, 2022 and 2021, there were no amounts outstanding under the Revolving Facility.

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

From the Amendment No. 1 Effective Date until the fiscal quarter ended December 31, 2020, the interest rate was LIBOR plus 2.50%. For the three months ended March 31, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended June 30, 2021, the interest rate was LIBOR plus 2.25%. For the three months ended September 30, 2021, the interest rate was LIBOR plus 2.25%. For the three and twelve months ended September 30, 2022, the interest rate was LIBOR plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2022, 2021 and 2020 was $4.3 million, $4.1 million, $1.5 million, respectively, reflecting the coupon and accretion of the discount.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of September 30, 2022 and 2021, we were in compliance with all Credit Agreement covenants.

On November 22, 2022 (the "Amendment No. 2 Effective Date"), we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume.

Amendment No. 2 revised certain interest rates in the Credit Agreement. The applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is SOFR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is SOFR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is SOFR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is SOFR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is SOFR plus 2.20% or ABR plus 1.00%. From the Amendment No. 2 Effective Date until delivery of the first compliance certificate after the covenant adjustment period, the applicable margin will be SOFR plus 3.00% or ABR plus 2.00%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer) have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by Cerence in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2022, our internal control over financial reporting was effective based on those criteria.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2022 issued by BDO USA, LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonability likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On the Amendment No. 2 Effective Date, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants during the covenant adjustment period. During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume.

Amendment No. 2 revised certain interest rates in the Credit Agreement. The applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is SOFR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is SOFR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is SOFR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is

SOFR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is SOFR plus 2.20% or ABR plus 1.00%. From the Amendment No. 2 Effective Date until delivery of the first compliance certificate after the covenant adjustment period, the applicable margin will be SOFR plus 3.00% or ABR plus 2.00%.

The above description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 2, a copy of which is filed as Exhibit 10.31 hereto and is incorporated by reference herein.

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

The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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
(3)
Exhibits — See Item 15(b) of this Report below.
(b)
Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Amended and Restated By-Laws of Cerence Inc.		8-K	001-39030	3.2	October 2, 2019
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities		10-K	001-39030	4.3	November 19, 2020
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019
10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.5	October 2, 2019
10.6†	Offer Letter of Sanjay Dhawan, dated February 14, 2019		10	001-39030	10.6	August 21, 2019
10.7†	Change of Control and Severance Agreement between Sanjay Dhawan and Nuance Communications, Inc.		10	001-39030	10.7	August 21, 2019
10.8†	Amendment to Offer Letter of Sanjay Dhawan, dated August 26, 2019		10/A	001-39030	10.8	September 4, 2019
10.9†	Cerence 2019 Equity Incentive Plan		S-8	333-234040	4.3	October 2, 2019
10.10†	Cerence 2019 Employee Stock Purchase Plan		S-8	333-234040	4.6	October 2, 2019
10.11†	Form of Change of Control and Severance Agreement - NEO		10-K	001-39030	10.14	December 19, 2020
10.12	Indemnification Agreement		10-K	001-39030	10.15	December 19, 2020
10.13†	Restricted Stock Unit Award Agreement		10-K	001-39030	10.13	November 19, 2020
10.14†	Performance-Based Restricted Stock Unit Award Agreement		10-K	001-39030	10.14	November 19, 2020
10.15	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.16	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020

10.17	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
10.18†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan		10-K	001-39030	10.18	November 19, 2020
10.19	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		8-K	001-39030	10.1	December 21, 2020
10.20†	CEO Change of Control and Severance Agreement		10-Q	001-39030	10.2	February 8, 2021
10.21†	Offer Letter, dated December 14, 2021, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	December 15, 2021
10.22†	Separation Agreement, dated December 14, 2021, by and between Cerence Inc. and Sanjay Dhawan		10-Q	001-39030	10.2	February 8, 2022
10.23†	Offer Letter, dated March 11, 2022, by and between Cerence Inc. and Marc Montagner		10-Q	001-39030	10.1	May 10, 2022
10.24†	Change of Control and Severance Agreement, effective as of April 4, 2022, by and between Cerence Inc. and Marc Montagner		10-Q	001-39030	10.2	May 10, 2022
10.25†	Transitional Services and Retirement Agreement, dated February 4, 2022, by and between Cerence Inc. and Mark Gallenberger		10-Q	001-39030	10.3	May 10, 2022
10.26†	Transitional Services Agreement, dated February 2, 2022, by and between Cerence Inc. and Leanne Fitzgerald		10-Q	001-39030	10.4	May 10, 2022
10.27†	Offer Letter, dated May 4, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.1	August 9, 2022
10.28†	Change of Control and Severance Agreement, effective as of May 5, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.2	August 9, 2022
10.29†	Change of Control Equity Acceleration Agreement, effective as of June 19, 2022, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	June 24, 2022
10.30†	Change of Control and Severance Agreement, effective as of June 21, 2022, by and between Cerence GmbH and Stefan Ortmanns		8-K	001-39030	10.2	June 24, 2022
10.31	Amendment No. 2 to Credit Agreement, dated as of June 12, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (including in signature pages hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Management contract or compensatory plan or arrangement

* Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERENCE INC.

Date: November 29, 2022	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Stefan Ortmanns and Thomas L. Beaudoin, acting singly, his true and lawful agent, proxy and attorneys-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stefan Ortmanns	Chief Executive Officer and Director	November 29, 2022
Stefan Ortmanns	(Principal Executive Officer)

/s/ Thomas L. Beaudoin	Chief Financial Officer and Director	November 29, 2022
Thomas L. Beaudoin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arun Sarin	Chairman of the Board	November 29, 2022
Arun Sarin

/s/ Marianne Budnik	Director	November 29, 2022
Marianne Budnik

/s/ Sanjay Jha	Director	November 29, 2022
Sanjay Jha

/s/ Kristi Ann Matus	Director	November 29, 2022
Kristi Ann Matus

/s/ Alfred Nietzel	Director	November 29, 2022
Alfred Nietzel

/s/ Doug Davis	Director	November 29, 2022
Dong Davis