Form 10-Q
period 2022-12-31
Cerence Inc.
filed 2023-02-08
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 1, 2023, the registrant had 40,226,474 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•
the transition in our senior management positions;
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

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors." These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues:
License	$45,417	$46,850
Connected services	18,394	28,159
Professional services	19,847	19,417
Total revenues	83,658	94,426
Cost of revenues:
License	1,614	721
Connected services	6,542	5,724
Professional services	17,924	15,903
Amortization of intangible assets	103	1,879
Total cost of revenues	26,183	24,227
Gross profit	57,475	70,199
Operating expenses:
Research and development	29,494	25,792
Sales and marketing	9,162	5,879
General and administrative	14,257	7,527
Amortization of intangible assets	2,350	3,154
Restructuring and other costs, net	4,189	4,915
Total operating expenses	59,452	47,267
(Loss) income from operations	(1,977)	22,932
Interest income	870	90
Interest expense	(3,514)	(3,427)
Other income (expense), net	3,713	(252)
(Loss) income before income taxes	(908)	19,343
Provision for income taxes	1,250	299
Net (loss) income	$(2,158)	$19,044
Net (loss) income per share:
Basic	$(0.05)	$0.49
Diluted	$(0.05)	$0.47
Weighted-average common share outstanding:
Basic	39,962	38,839
Diluted	39,962	44,370

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2022	2021

Net (loss) income	$(2,158)	$19,044
Other comprehensive income (loss):
Foreign currency translation adjustments	9,162	(5,389)
Pension adjustments, net	26	73
Net unrealized gains (loss) on available-for-sale securities	99	(35)
Total other comprehensive income (loss)	9,287	(5,351)
Comprehensive income	$7,129	$13,693

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,657	$94,847
Marketable securities	16,515	20,317
Accounts receivable, net of allowances of $171 and $157	66,438	45,073
Deferred costs	7,784	7,098
Prepaid expenses and other current assets	60,884	60,184
Total current assets	242,278	227,519
Long-term marketable securities	13,066	11,584
Property and equipment, net	36,947	37,707
Deferred costs	21,818	22,451
Operating lease right of use assets	16,184	14,702
Goodwill	901,963	890,802
Intangible assets, net	7,713	9,700
Deferred tax assets	53,939	51,989
Other assets	54,380	52,039
Total assets	$1,348,288	$1,318,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,103	$10,372
Deferred revenue	75,822	72,662
Short-term operating lease liabilities	5,759	5,071
Short-term debt	12,500	10,938
Accrued expenses and other current liabilities	52,156	47,990
Total current liabilities	165,340	147,033
Long-term debt	267,346	259,436
Deferred revenue, net of current portion	162,293	165,972
Long-term operating lease liabilities	12,067	11,375
Other liabilities	21,391	21,727
Total liabilities	628,437	605,543
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 40,017 and 39,430 shares issued and outstanding, respectively	400	394
Accumulated other comprehensive loss	(24,450)	(33,737)
Additional paid-in capital	1,023,467	1,029,542
Accumulated deficit	(279,566)	(283,249)
Total stockholders' equity	719,851	712,950
Total liabilities and stockholders' equity	$1,348,288	$1,318,493

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	394	1,029,542	(283,249)	(33,737)	712,950
Net loss	-	-	-	(2,158)	-	(2,158)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	9,287	9,287
Issuance of common stock	644	7	1,716	-	-	1,723
Stock withheld to cover tax withholdings requirements upon stock vesting	(57)	(1)	(2,642)	-	-	(2,643)
Stock-based compensation	-	-	9,222	-	-	9,222
Balance at December 31, 2022	40,017	$400	$1,023,467	$(279,566)	$(24,450)	$719,851

Three Months Ended December 31, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net income	-	-	-	19,044	-	19,044
Other comprehensive loss	-	-	-	-	(5,351)	(5,351)
Issuance of common stock	1,281	12	32,127	-	-	32,139
Stock withheld to cover tax withholdings requirements upon stock vesting	(144)	(1)	(46,287)	-	-	(46,288)
Stock-based compensation	-	-	18,012	-	-	18,012
Balance at December 31, 2021	39,162	$392	$1,006,205	$46,621	$(3,717)	$1,049,501

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,158)	$19,044
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	5,008	7,210
Benefit from credit loss reserve	—	(418)
Stock-based compensation	12,472	5,841
Non-cash interest expense	444	1,301
Deferred tax benefit	(164)	(1,455)
Other	(5,980)	551
Changes in operating assets and liabilities:
Accounts receivable	(16,651)	7,555
Prepaid expenses and other assets	3,261	(19,707)
Deferred costs	1,586	1,509
Accounts payable	7,820	(3,153)
Accrued expenses and other liabilities	(255)	(2,797)
Deferred revenue	(7,501)	(10,336)
Net cash (used in) provided by operating activities	(2,118)	5,145
Cash flows from investing activities:
Capital expenditures	(683)	(4,410)
Purchases of marketable securities	(7,081)	(3,593)
Sale and maturities of marketable securities	9,500	5,706
Other investing activities	(219)	559
Net cash provided by (used in) investing activities	1,517	(1,738)
Cash flows from financing activities:
Payments for long-term debt issuance costs	(403)	—
Principal payments of long-term debt	(1,563)	(1,563)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,643)	(44,573)
Principal payment of lease liabilities arising from a finance lease	(165)	(155)
Proceeds from the issuance of common stock	1,723	32,139
Net cash used in financing activities	(3,051)	(14,152)
Effects of exchange rate changes on cash and cash equivalents	(538)	(447)
Net change in cash and cash equivalents	(4,190)	(11,192)
Cash and cash equivalents at beginning of period	94,847	128,428
Cash and cash equivalents at end of period	$90,657	$117,236
Supplemental information:
Cash paid for income taxes	$2,459	$2,455
Cash paid for interest	$4,341	$3,392

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

We have taken numerous steps in our approach to addressing the COVID-19 pandemic, as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We continue to closely monitor ongoing developments in connection with the COVID-19 pandemic and its impact on our business.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Three customers accounted for 17.6%, 12.6% and 11.8%, respectively, of our Accounts receivable, net balance at December 31, 2022. One customer accounted for 17.4% of our Accounts receivable, net balance at September 30, 2022.

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

The change in the allowance for credit losses for the three months ended December 31, 2022 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2022	$371
Effect of foreign currency translation	34
Balance as of December 31, 2022	$405

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. We adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach. As a result, the 3.00% Convertible Senior Notes due 2025 (the “Notes”) are no longer bifurcated into separate liability and equity components. The adoption does not have a material impact on our Condensed Consolidated Statements of Operations and Cash Flows.

The following tables summarize the impact of adopting ASU 2020-06 on the Condensed Consolidated Balance Sheet as of October 1, 2022 (dollars in thousands):

	As of October 1, 2022
	As Previously Reported	Impact of Adoption of ASU 2020-06	As Adjusted
Assets:
Deferred tax assets	$51,989	$2,463	$54,452

Liabilities:
Long-term debt, net of discounts and issuance costs	$259,436	$10,994	$270,430

Equity:
Additional paid-in capital	$1,029,542	$(14,371)	$1,015,171
Accumulated deficit	$(283,249)	$5,841	$(277,408)

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Revenues:
United States	$21,356	$35,129
Other Americas	26	2
Germany	18,164	19,509
Other Europe, Middle East and Africa	3,672	3,963
Japan	25,841	26,076
Other Asia-Pacific	14,599	9,747
Total net revenues	$83,658	$94,426

Revenues within the United States, Germany, and Japan accounted for more than 10% of revenue, respectively, for all periods presented. For the three months ended December 31, 2022, revenues within China were $9.6 million, which were over 10% of revenues.

Revenues relating to two customers accounted for $21.4 million, or 25.6%, and $10.0 million, or 12.0%, of revenues for the three months ended December 31, 2022.

Revenues relating to two customers accounted for $24.2 million, or 25.7%, and $17.9 million, or 19.0%, of revenues for the three months ended December 31, 2021. During the three months ended December 31, 2021, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenues related to these long-term contracts were previously included in our variable backlog, which includes estimated future revenues from variable forecasted revenues related to our embedded and connected business. These minimum purchase commitment deals accounted for $20.1 million of revenues during the three months ended December 31, 2021. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and Other assets, respectively. As of December 31, 2022 and September 30, 2022, we had $8.8 million and $8.3 million of contract acquisition costs, respectively. We had amortization expense of $0.8 million and $0.6 million related to these costs during the three months ended December 31, 2022 and 2021, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.7 million and $2.8 million related to these costs during the three months ended December 31, 2022 and 2021, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2022	$76,292
Revenues recognized but not billed	11,470
Amounts reclassified to Accounts receivable, net	(14,857)
Effect of foreign currency translation	6,581
Balance as of December 31, 2022	$79,486

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2022	$238,634
Amounts billed but not recognized	19,865
Revenue recognized	(26,989)
Effect of foreign currency translation	6,605
Balance as of December 31, 2022	$238,115

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2022 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$156,727	$142,539	$20,546	$319,812

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

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended December 31,
in thousands, except per share data	2022	2021

Numerator:
Net (loss) income - basic and diluted	$(2,158)	$19,044
Interest on Convertible Senior Notes, net of tax	-	1,911
Net (loss) income - diluted	$(2,158)	$20,955

Denominator:
Weighted average common shares outstanding - basic	39,962	38,839
Dilutive effect of restricted stock awards	-	854
Dilutive effect of the Convertible Senior Notes	-	4,677
Weighted average common shares outstanding - diluted	39,962	44,370

Net (loss) income per common share:
Basic	$(0.05)	$0.49
Diluted	$(0.05)	$0.47

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31,
in thousands	2022	2021
Contingently issuable stock awards	103	-
Conversion option of our Convertible Senior Notes	4,677	-

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $46,278 at cost (a)	$46,275	$46,275	$-
Government securities $5,458 at cost (b)	5,372	-	5,372
Level 2:
Government securities $4,049 at cost (b)	4,025	-	4,025
Time deposits, $1,934 at cost (a)	1,934	1,934	-
Commercial paper, $2,467 at cost (b)	2,467	-	2,467
Corporate bonds, $17,940 at cost (b)	17,717	-	17,717
Debt securities, $2,100 at cost (c)	2,100	-	-
Total assets	$79,890	$48,209	$29,581

	September 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $59,146 at cost (a)	$59,138	$59,138	$-
Government securities $4,976 at cost (b)	4,892	-	4,892
Level 2:
Government securities $2,377 at cost (b)	2,361	-	2,361
Time deposits, $1,472 at cost (a)	1,472	1,472	-
Commercial paper, $7,648 at cost (b)	7,647	-	7,647
Corporate bonds, $17,328 at cost (b)	17,001	-	17,001
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$94,511	$60,610	$31,901

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

During the three months ended December 31, 2022, we recorded unrealized gains related to our marketable securities of $0.1 million within Accumulated other comprehensive loss. During the three months ended December 31, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2022 and September 30, 2022, the estimated fair value of our Notes was $159.5 million and $155.3 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

We have non-controlling equity investments in privately held companies. We evaluated the equity investments under the voting model and concluded consolidation was not applicable. We accounted for the investments by electing the measurement alternative for investments without readily determinable fair values and for which we do not have the ability to exercise significant influence. The non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations. Investments without readily determinable fair values were $3.1 million as of December 31, 2022 and September 30, 2022, respectively. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of December 31, 2022 and September 30, 2022, the total notional amount of forward contracts was $69.7 million and $63.3 million, respectively. As of December 31, 2022 and September 30, 2022, the weighted-average remaining maturity of these instruments was approximately 12.3 and 10.5 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2022 and September 30, 2022 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2022	September 30, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$706	$1,627
Foreign currency forward contracts	Other assets	131	660
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,547	1,812
Foreign currency forward contracts	Other liabilities	701	711

The following tables display a summary of the (loss) income related to foreign currency forward contracts for the three months ended December 31, 2022 and 2021 (dollars in thousand):

		(Loss) income recognized in earnings
		Three months ended December 31,
Derivatives not designated as hedges	Classification	2022	2021
Foreign currency forward contracts	Other income (expense), net	$(1,453)	$1,117

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

On December 31, 2022, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the three months ended December 31, 2022 are as follows (dollars in thousands):

Total
Balance as of September 30, 2022	$890,802
Effect of foreign currency translation	11,161
Balance as of December 31, 2022	$901,963

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,373	$(100,073)	$7,300	1.7
Technology and patents	89,571	(89,158)	413	1.0
Total	$196,944	$(189,231)	$7,713

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,498	$(95,315)	$9,183	1.7
Technology and patents	88,600	(88,083)	517	1.2
Total	$193,098	$(183,398)	$9,700

Amortization expense related to intangible assets in the aggregate was $2.5 million and $5.0 million for the three months ended December 31, 2022 and 2021. We expect amortization of intangible assets to be approximately $3.7 million for the remainder of fiscal year 2023.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2022 and September 30, 2022:

	December 31, 2022	September 30, 2022
Weighted-average remaining lease term (in months):
Operating leases	42.9	46.5
Finance leases	33.4	35.6
Weighted-average discount rate:
Operating leases	4.0%	3.7%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Finance lease costs:
Amortization of right of use asset	$108	$109
Interest on lease liability	10	14
Operating lease cost	1,686	1,558
Variable lease cost	691	877
Sublease income	(45)	(48)
Total lease cost	$2,450	$2,510

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended December 31, 2022 and 2021, cash payments related to operating leases were $1.8 million and $1.6 million, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three months ended December 31, 2022 and 2021, cash payments related to financing leases were $0.1 million and $0.2 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended December 31, 2022 and 2021, right of use assets obtained in exchange for lease obligations were $2.5 million and $3.1 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of December 31, 2022 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2023	$4,802	$311	$5,113
2024	5,932	417	6,349
2025	4,133	362	4,495
2026	1,882	53	1,935
2027	1,460	—	1,460
Thereafter	807	—	807
Total future minimum lease payments	$19,016	$1,143	$20,159
Less effects of discounting	(1,190)	(55)	(1,245)
Total lease liabilities	$17,826	$1,088	$18,914
Reported as of December 31, 2022
Short-term lease liabilities	$5,759	$383	$6,142
Long-term lease liabilities	12,067	705	12,772
Total lease liabilities	$17,826	$1,088	$18,914

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2022	September 30, 2022

Compensation	$22,785	$19,710
Sales and other taxes payable	5,988	4,598
Cost of revenue related liabilities	4,204	4,257
Professional fees	4,203	3,866
Interest payable	534	1,828
Other	14,442	13,731
Total	$52,156	$47,990

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2022 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2022	$1,277	$1,600	$2,877	$2,277	$5,154
Restructuring and other costs, net	3,049	193	3,242	947	4,189
Non-cash adjustments	—	(162)	(162)	—	(162)
Cash payments	(2,176)	(135)	(2,311)	(1,845)	(4,156)
Effect of foreign currency translation	1	10	11	—	11
Balance at December 31, 2022	$2,151	$1,506	$3,657	$1,379	$5,036

The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
	2022	2021

Personnel	$3,049	$237
Facilities	193	197
Restructuring subtotal	3,242	434
Other	947	4,481
Restructuring and other costs, net	$4,189	$4,915

Fiscal Year 2023

For the three months ended December 31, 2022, we recorded restructuring and other costs, net of $4.2 million, which included a $3.0 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.9 million related to other one-time charges.

Fiscal Year 2022

For the three months ended December 31, 2021, we recorded restructuring and other costs, net of $4.9 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, a $0.2 million severance charge related to the elimination of personnel, and a $0.2 million charge resulting from the closure of facilities that will no longer be utilized.

Note 11. Stockholders’ Equity

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, par value $0.01 per share (“Common Stock”), consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year.

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2022 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2022	996,016	434,995	1,431,011	$62.49
Granted	2,132,191	1,233,050	3,365,241	$19.19
Vested	(563,692)	(79,986)	(643,678)	$62.96
Forfeited	(29,441)	(214,463)	(243,904)	$53.06
Non-vested at December 31, 2022	2,535,074	1,373,596	3,908,670	$34.37
Expected to vest			3,908,670	$34.37	1.89	$72,389

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021
Cost of connected services	$196	$146
Cost of professional services	1,153	946
Research and development	4,454	1,995
Sales and marketing	1,660	(578)
General and administrative	5,009	(668)
Restructuring and other costs, net	—	4,000
	$12,472	$5,841

During the three months ended December 31, 2021, we recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2022, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

City of Miami Fire Fighters' and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the "Securities Action") was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Cerence has filed a motion to dismiss, which is fully briefed. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the motion to dismiss in the Securities Action, and the court has ordered that stay.

On October 19, 2022, plaintiff Melinda Hipp filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of Cerence Inc. against the defendants named in the Consolidated Derivative Action and board member Douglas Davis. This complaint makes factual and legal contentions substantially similar to those made in the Consolidated Derivative Actions. This case has been stayed pending a ruling on the motion to dismiss in the Securities Action.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative action

Guarantees and Other

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

As of December 31, 2022, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2023 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2022	2021

Domestic	$6,053	$17,208
Foreign	(6,961)	2,135
(Loss) income before income taxes	$(908)	$19,343

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2022	2021

Domestic	$(249)	$1,437
Foreign	1,499	(1,138)
Provision for income taxes	$1,250	$299
Effective income tax rate	(137.7)%	1.5%

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

Our effective tax rate for the three months ended December 31, 2022 was negative 137.7% compared to 1.5% for the three months ended December 31, 2021. Consequently, our provision for income taxes for the three months ended December 31, 2022 was $1.3 million, a net change of $1.0 million from a provision for income taxes of $0.3 million for the three months ended December 31, 2021. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income, and a tax benefit recorded as a result of an increase to the enacted Netherlands income tax rate in the first quarter of fiscal year 2022.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. expenses over five years and foreign expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the first quarter of fiscal year 2023.

Deferred tax assets and liabilities are measured using the statutory tax rates and laws expected to apply to taxable income in the years in which the temporary differences are expected to reverse. Valuation allowances are provided against net deferred tax assets if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the timing of the temporary differences becoming deductible. Management considers, among other available information, scheduled reversals of deferred tax liabilities, projected future taxable income, limitations of availability of net operating loss carryforwards, and other matters in making this assessment.

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2022	September 30, 2022
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $0 and $11,264, respectively, and deferred issuance costs of $2,823 and $2,832, respectively. Effective interest rate 3.70% and 6.29%, respectively.	$172,177	$160,904
Senior Credit Facilities, net of unamortized discount of $1,564 and $1,310, respectively, and deferred issuance costs of $142 and $158, respectively. Effective interest rate 6.67% and 5.37%, respectively.	107,669	109,470
Total debt	$279,846	$270,374
Less: current portion	(12,500)	(10,938)
Total long-term debt	$267,346	$259,436

The following table summarizes the maturities of our borrowing obligations as of December 31, 2022 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2023	$—	$9,375	$9,375
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$109,375	$284,375
Less: unamortized discount and issuance costs	(2,823)	(1,706)	(4,529)
Less: current portion of long-term debt	—	(12,500)	(12,500)
Total long-term debt	$172,177	$95,169	$267,346

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of December 31, 2022, the if-converted value of the Notes was $88.3 million less than its principal amount.

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

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the Notes are no longer bifurcated into a separate liability and equity component. The Notes are accounted for as a single liability. As of December 31, 2022, the carrying amount of the Notes was $172.2 million, net of unamortized issuance costs of $2.8 million. The issuance costs related to the Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Significant Accounting Policies for the impact of our adoption.

As of December 31, 2022 and September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs, was $0 and $14.4 million, respectively.

The interest expense recognized related to the Notes for the three months ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Contractual interest expense	$1,322	$1,322
Amortization of debt discount	-	924
Amortization of issuance costs	280	232
Total interest expense related to the Notes	$1,602	$2,478

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2022. As of December 31, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2022, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (“Amendment No. 1"). Amendment No. 1 extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

Amendment No. 1 revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of Amendment No. 1, the applicable LIBOR floor was reduced from 0.50% to 0.00%.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leverage ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2022, we were in compliance with all Credit Agreement covenants.

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

Amendment No. 2 was accounted for a debt modification, and therefore, $0.4 million of the refinancing fees paid directly to the lender were recorded as deferred debt issuance costs, and $0.1 million of the refinance fees paid to third parties were expensed in the period.

Amendment No. 2 revised certain interest rates in the Credit Agreement. The applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.20% or ABR plus 1.00%. During the covenant adjustment period, and until the delivery of a compliance certificate for the first full fiscal quarter after the covenant adjustment period, the applicable margin will be SOFR plus 10 basis point credit spread adjustment plus 3.00% or ABR plus 2.00%.

For the three months ended December 31, 2021, the interest rate was LIBOR plus 2.25%. Prior to the Amendment No. 2 Effective Date, the interest rate was LIBOR plus 2.25%. From the Amendment No. 2 Effective Date until the quarter ended December 31, 2022, the interest rate was SOFR plus a credit spread adjustment of 10 basis points plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2022 and 2021 was $1.9 million and $0.9 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2022. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2022 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

As the full impact of the COVID-19 pandemic on our business continues to develop, we are closely monitoring the global situation. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, these measures have impacted, and may continue to impact, our business, as well as our customers and consumers. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by Part II, Item 1A of this Quarterly Report.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with U.S. GAAP and in accordance with rules and regulations of the SEC regarding interim financial reporting. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The condensed consolidated balance sheet data as of September 30, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2022 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended December 31, 2022 as compared to the three months ended December 31, 2021:

•
Total revenue decreased by $10.7 million, or 11.4%, to $83.7 million from $94.4 million.
•
Operating margin decreased 26.7 percentage points to negative 2.4% from 24.3%.
•
Cash used in operating activities was $2.1 million, a net change of $7.2 million from cash provided by operating activities of $5.1 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Revenue:
License	$45,417	$46,850
Connected services	18,394	28,159
Professional services	19,847	19,417
Total revenues	83,658	94,426
Cost of revenue:
License	1,614	721
Connected services	6,542	5,724
Professional services	17,924	15,903
Amortization of intangible assets	103	1,879
Total cost of revenues	26,183	24,227
Gross profit	57,475	70,199
Operating expenses:
Research and development	29,494	25,792
Sales and marketing	9,162	5,879
General and administrative	14,257	7,527
Amortization of intangible assets	2,350	3,154
Restructuring and other costs, net	4,189	4,915
Total operating expenses	59,452	47,267
(Loss) income from operations	(1,977)	22,932
Interest income	870	90
Interest expense	(3,514)	(3,427)
Other income (expense), net	3,713	(252)
(Loss) income before income taxes	(908)	19,343
Provision for income taxes	1,250	299
Net (loss) income	$(2,158)	$19,044

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During fiscal year 2023, we expect a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis. As a result, we expect a negative impact on reported license revenue for fiscal year 2023. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage and costs associated with our Cerence Link product.

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

Total other income (expense), net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Existing Facility, Notes, and Senior Credit Facilities.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2022	% of Total	2021	% of Total	2022 vs. 2021
License	$45,417	54.3%	$46,850	49.6%	(3.1)%
Connected services	18,394	22.0%	28,159	29.8%	(34.7)%
Professional services	19,847	23.7%	19,417	20.6%	2.2%
Total revenues	$83,658		$94,426		(11.4)%

Total revenues for the three months ended December 31, 2022 were $83.7 million, a decrease of $10.7 million, or 11.4%, from $94.4 million for the three months ended December 31, 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. We expect our business in fiscal year 2023 to continue to be impacted by the ongoing semiconductor shortage, shipping and production issues, and inflation. However, we expect a slow, but gradual, improvement in auto production during fiscal year 2023.

License Revenue

License revenue for the three months ended December 31, 2022 was $45.4 million, a decrease of $1.5 million, or 3.1%, from $46.9 million for the three months ended December 31, 2021. The decrease in license revenue was driven by a $5.2 million decrease in revenue generated from non-automotive markets. This decrease was partially offset by an $4.8 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue increased 4.7 percentage points from 49.6% for the three months ended December 31, 2021 to 54.3% for the three months ended December 31, 2022.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2022 was $18.4 million, a decrease of $9.8 million, or 34.7%, from $28.2 million for the three months ended December 31, 2021. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance Communications, Inc. (“Nuance”) through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 7.8 percentage point from 29.8% for the three months ended December 31, 2021 to 22.0% for the three months ended December 31, 2022.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2022 was $19.8 million, an increase of $0.4 million, or 2.2%, from $19.4 million for the three months ended December 31, 2021. This increase was primarily driven by our continued focus on integration and customization services related to our edge software and timing of services rendered. As a percentage of total revenues, professional services revenue increased by 3.1 percentage points from 20.6% for the three months ended December 31, 2021 to 23.7% for the three months ended December 31, 2022.

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
License	$1,614	$721	123.9%
Connected services	6,542	5,724	14.3%
Professional services	17,924	15,903	12.7%
Amortization of intangibles	103	1,879	(94.5)%
Total cost of revenues	$26,183	$24,227	8.1%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
License	$43,803	$46,129	(5.0)%
Connected services	11,852	22,435	(47.2)%
Professional services	1,923	3,514	(45.3)%
Amortization of intangibles	(103)	(1,879)	94.5%
Total gross profit	$57,475	$70,199	(18.1)%

Total cost of revenues for the three months ended December 31, 2022 were $26.2 million, an increase of $2.0 million, or 8.1%, from $24.2 million for the three months ended December 31, 2021.

We experienced a decrease in total gross profit of $12.7 million, or 18.1%, from $70.2 million for the three months ended December 31, 2021 to $57.5 million for the three months ended December 31, 2022. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2022 was $1.6 million, an increase of $0.9 million, or 123.9%, from $0.7 million for the three months ended December 31, 2021. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 3.2 percentage points from 3.0% for the three months ended December 31, 2021 to 6.2% for the three months ended December 31, 2022.

License gross profit decreased by $2.3 million, or 5.0%, for the three months ended December 31, 2022 when compared to the three months ended December 31, 2021, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2022 was $6.5 million, an increase of $0.8 million, or 14.3%, from $5.7 million for the three months ended December 31, 2021. Cost of connected services revenue increased primarily due to a $0.4 million increase in our cloud infrastructure costs and $0.2 million increase in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of connected service revenue increased by 1.4 percentage points from 23.6% for the three months ended December 31, 2021 to 25.0% for the three months ended December 31, 2022.

Connected services gross profit decreased $10.5 million, or 47.2%, from $22.4 million for the three months ended December 31, 2021 to $11.9 million for the three months ended December 31, 2022, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2022 was $17.9 million, an increase of $2.0 million, or 12.7%, from $15.9 million for the three months ended December 31, 2021. Cost of professional services revenue increased primarily due to a $1.1 million increase in third-party contractor costs, $0.6 million increase in amortization of costs previously deferred, and $0.2 million increase in stock-based compensation. As a percentage of total cost of revenues, cost of professional services revenue increased by 2.9 percentage points from 65.6% for the three months ended December 31, 2021 to 68.5% for the three months ended December 31, 2022.

Professional services gross profit decreased $1.6 million, or 45.3%, from $3.5 million for the three months ended December 31, 2021 to $1.9 million for the three months ended December 31, 2022, which was due to increases in third-party contractor costs.

Operating Expenses

The tables below show each component of operating expense. Total other income (expense), net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Research and development	$29,494	$25,792	14.4%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2022 were $29.5 million, an increase of $3.7 million, or 14.4%, from $25.8 million for the three months ended December 31, 2021. The increase was primarily attributable to a $2.5 million increase in stock-based compensation costs, a $2.0 million decrease in capitalized costs associated with internally developed software, a $0.6 million decrease in labor allocated to support our customer projects, and a $0.6 million increase in third-party contractor costs. The increase was partially offset by a $2.2 million decrease in salary-related expenditures. As a percentage of total operating expenses, R&D expenses decreased by 5.0 percentage points from 54.6% for the three months ended December 31, 2021 to 49.6% for the three months ended December 31, 2022.

Sales & Marketing Expenses

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Sales and marketing	$9,162	$5,879	55.8%

Sales and marketing expenses for the three months ended December 31, 2022 were $9.2 million, an increase of $3.3 million, or 55.8%, from $5.9 million for the three months ended December 31, 2021. The increase in sales and marketing expenses was primarily attributable to a $2.2 million increase in stock-based compensation, $0.3 million increase in travel-related expenditures, a $0.2 million increase in salary-related expenses, and a $0.2 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses increased by 3.0 percentage points from 12.4% for the three months ended December 31, 2021 to 15.4% for the three months ended December 31, 2022.

General & Administrative Expenses

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
General and administrative	$14,257	$7,527	89.4%

General and administrative expenses for the three months ended December 31, 2022 were $14.3 million, an increase of $6.8 million, or 89.4%, from $7.5 million for the three months ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to a $5.7 million increase in stock-based compensation costs, a $0.5 million increase in third-party professional services, a $0.3 million increase in hardware and software expenditures, and $0.2 million increase in third-party contractor costs. The increase was partially offset by a $0.5 million decrease in salary-related expenditures. As a percentage of total operating expenses, general and administrative expenses increased by 8.1 percentage points from 15.9% for the three months ended December 31, 2021 to 24.0% for the three months ended December 31, 2022.

Amortization of Intangible Assets

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Cost of revenues	$103	$1,879	(94.5)%
Operating expense	2,350	3,154	(25.5)%
Total amortization	$2,453	$5,033	(51.3)%

Intangible asset amortization for the three months ended December 31, 2022 was $2.5 million, a decrease of $2.5 million, or 51.3%, from $5.0 million for the three months ended December 31, 2021. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 7.4 percentage points from 7.8% for the three months ended December 31, 2021 to 0.4% for the three months ended December 31, 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.7 percentage points from 6.7% for the three months ended December 31, 2021 as compared to 4.0% for the three months ended December 31, 2022.

Restructuring and Other Costs, Net

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Restructuring and other costs, net	$4,189	$4,915	(14.8)%

Fiscal Year 2023

For the three months ended December 31, 2022, we recorded restructuring and other charges, net of $4.2 million, which included a $3.0 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.9 million related to other one-time charges. For the remainder of fiscal year 2023, we expect approximately $6.0 million of personnel-related restructuring costs.

Fiscal Year 2022

For the three months ended December 31, 2021, we recorded restructuring and other charges, net of $4.9 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, a $0.2 million severance charge related to the elimination of personnel, and a $0.2 million charge resulting from the closure of facilities that will no longer be utilized.

As a percentage of total operating expenses, restructuring and other costs, net decreased by 3.4 percentage points from 10.4% for the three months ended December 31, 2021 to 7.0% for the three months ended December 31, 2022.

Total Other Income (Expense), Net

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Interest income	$870	$90	866.7%
Interest expense	(3,514)	(3,427)	2.5%
Other income (expense), net	3,713	(252)	(1573.4)%
Total other income (expense), net	$1,069	$(3,589)	(129.8)%

Total other income (expense), net for the three months ended December 31, 2022 was income of $1.1 million, a change of $4.7 million from $3.6 million of expense for the three months ended December 31, 2021. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended December 31, 2022 Compared with Three Months Ended December 31, 2021

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Provision for income taxes	$1,250	$299	318.1%
Effective income tax rate %	(137.7)%	1.5%

Our effective income tax rate for the three months ended December 31, 2022 was negative 137.7%, compared to 1.5% for the three months ended December 31, 2021. Our provision for income taxes for the three months ended December 31, 2022 was $1.3 million, a net change of $1.0 million from a provision for income taxes of $0.3 million for the three months ended December 31, 2021. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income, and a tax benefit recorded as a result of an increase to the enacted Netherlands income tax rate in the first quarter of fiscal year 2022.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2022, we had $120.2 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of December 31, 2022, our net working capital, excluding deferred revenue and deferred costs, was $145.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the three months ended December 31, 2021, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenues related to these long-term contracts was previously included in our variable backlog, which includes estimated future revenues from variable forecasted revenues related to our embedded and connected business. These minimum purchase commitment deals accounted for $20.1 million of revenues during the three months ended December 31, 2021. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $120.2 million of cash, cash equivalents, and marketable securities as of December 31, 2022, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Notes	$-	$175,000	$-	$-	$175,000
Interest payable on the Notes (a)	3,924	8,768	-	-	12,692
Senior Credit Facilities	9,375	100,000	-	-	109,375
Interest payable on Senior Credit Facilities (b)	5,134	8,964	-	-	14,098
Operating leases	4,802	10,065	3,342	807	19,016
Operating leases under restructuring (c)	152	268	371	-	791
Financing leases	311	779	53	-	1,143
Total material cash requirements	$23,698	$303,844	$3,766	$807	$332,115

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2022.
(b)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of December 31, 2022.
(c)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of December 31, 2022, we anticipate sublease income of $1.3 million through fiscal year 2024.

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

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the Notes are no longer bifurcated into a separate liability and equity component. The Notes are accounted for as a single liability. As of December 31, 2022, the carrying amount of the Notes was $172.2 million, net of unamortized issuance costs of $2.8 million. The issuance costs related to the Notes are being amortized to interest expense over the contractual term.

The interest expense recognized related to the Notes for the three months ended December 31, 2022 and 2021 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Contractual interest expense	$1,322	$1,322
Amortization of debt discount	-	924
Amortization of issuance costs	280	232
Total interest expense related to the Notes	$1,602	$2,478

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2022. As of December 31, 2022, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of December 31, 2022, there were no amounts outstanding under the Revolving Facility.

On December 17, 2020, we entered into Amendment No. 1, which extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

Amendment No. 1 revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows: (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of Amendment No. 1, the applicable LIBOR floor was reduced from 0.50% to 0.00%.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement contains financial covenants, each tested quarterly, (1) a net secured leveraged ratio of not greater than 3.25 to 1.00; (2) a net total leverage ratio of not greater than 4.25 to 1.00; and (3) minimum liquidity of at least $75 million. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. As of December 31, 2022, we were in compliance with all Credit Agreement covenants.

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

Amendment No. 2 was accounted for a debt modification, and therefore, $0.4 million of the refinancing fees paid directly to the lender were recorded as deferred debt issuance costs, and $0.1 million of the refinance fees paid to third parties were expensed in the period.

Amendment No. 2 revised certain interest rates in the Credit Agreement. The applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is SOFR plus 10 basis point credit spread adjustment plus 2.20% or ABR plus 1.00%. During the covenant adjustment period, and until the delivery of a compliance certificate for the first full fiscal quarter after the covenant adjustment period, the applicable margin will be SOFR plus 10 basis point credit spread adjustment plus 3.00% or ABR plus 2.00%.

For the three months ended December 31, 2021, the interest rate was LIBOR plus 2.25%. Prior to the Amendment No. 2 Effective Date, the interest rate was LIBOR plus 2.25%. From the Amendment No. 2 Effective Date until the quarter ended December 31, 2022, the interest rate was SOFR plus a credit spread adjustment of 10 basis points plus 2.25%. Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2022 and 2021 was $1.9 million and $0.9 million, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2022 and 2021, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2022	2021	2022 vs. 2021
Net cash (used in) provided by operating activities	$(2,118)	$5,145	(141.2)%
Net cash provided by (used in) investing activities	1,517	(1,738)	(187.3)%
Net cash used in financing activities	(3,051)	(14,152)	(78.4)%
Effect of foreign currency exchange rates on cash and cash equivalents	(538)	(447)	20.4%
Net changes in cash and cash equivalents	$(4,190)	$(11,192)	(62.6)%

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended December 31, 2022 was $2.1 million, a net change of $7.2 million, or 141.2%, from net cash provided by operating activities of $5.1 million for the three months ended December 31, 2021. The change in cash flows were primarily due to:

•
A decrease of $22.5 million from income before non-cash charges;
•
An increase of $12.4 million due to favorable changes in working capital primarily related to cash outflows from prepaid expenses and other assets and accounts payable; and
•
An increase of $2.8 million from changes in deferred revenue.

Deferred revenue represents a significant portion of our net cash used in or provided by operating activities and, depending on the nature of our contracts with customers and foreign currency exchange rates, this balance can fluctuate significantly from period to period. Fluctuations in deferred revenue are not a reliable indicator of future performance and the related revenue associated with these contractual commitments. We do not expect any changes in deferred revenue to affect our ability to meet our obligations.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the three months ended December 31, 2022 was $1.5 million, a net change of $3.2 million, or 187.3%, from $1.7 million of cash used in investing activities for the three months ended December 31, 2021. The change in cash flows were primarily due to:

•
A decrease of $3.7 million in capital expenditures; and
•
An increase of $0.3 million net cash inflow related to marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended December 31, 2022 was $3.1 million, a net change of $11.1 million, from cash used in financing activities of $14.2 million for the three months ended December 31, 2021. The change in cash flows were primarily due to:

•
A decrease of $41.9 million in payments of tax related withholdings due to the net settlement of equity awards; and
•
A decrease of $30.4 million in proceeds from the issuance of our common stock.

Critical Accounting Estimates

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

We believe that our critical accounting policies and estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting policies and estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies, Judgments and Estimates” and below.

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

On December 31, 2022, we concluded that no goodwill impairment indicators were present.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $69.7 million at December 31, 2022. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $6.1 million at December 31, 2022. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At December 31, 2022, we held approximately $90.7 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits would increase by $0.5 million per annum, based on December 31, 2022 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of December 31, 2022, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.6 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters' and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the "Securities Action") was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. We intend to defend the claims vigorously. Cerence has filed a motion to dismiss, which is fully briefed. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions contain substantially similar factual and legal contentions and, as such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action (the "Consolidated Derivative Action") and appointed Co-Lead Counsel for plaintiffs. In addition, the parties agreed to stay the Consolidated Derivative Action pending a ruling on the motion to dismiss in the Securities Action, and the court has ordered that stay.

On October 19, 2022, plaintiff Melinda Hipp filed a shareholder derivative complaint in the Delaware Court of Chancery on behalf of Cerence Inc. against the defendants named in the Consolidated Derivative Action and board member Douglas Davis. This complaint makes factual and legal contentions substantially similar to those made in the Consolidated Derivative Actions. This case has been stayed pending a ruling on the motion to dismiss in the Securities Action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 2 to Credit Agreement, dated as of June 12, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		10-K	001-39030	10.31	November 29, 2022
10.2†	Change of Control and Severance Agreement, effective as of January 6, 2023, by and between Cerence Inc. and Prateek Kathpal		8-K	001-39030	10.1	January 12, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 8, 2023	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2023	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)