Form 10-Q
period 2023-03-31
Cerence Inc.
filed 2023-05-09
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 40,309,111 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine, inflation and rising interest rates;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues:
License	$30,800	$46,308	$76,217	$93,158
Connected services	18,926	19,326	37,320	47,485
Professional services	18,667	20,646	38,514	40,063
Total revenues	68,393	86,280	152,051	180,706
Cost of revenues:
License	2,209	386	3,823	1,107
Connected services	6,114	5,651	12,656	11,375
Professional services	16,587	17,372	34,511	33,275
Amortization of intangible assets	104	897	207	2,776
Total cost of revenues	25,014	24,306	51,197	48,533
Gross profit	43,379	61,974	100,854	132,173
Operating expenses:
Research and development	28,494	29,976	57,988	55,768
Sales and marketing	8,217	8,309	17,379	14,188
General and administrative	19,177	13,800	33,434	21,327
Amortization of intangible assets	2,394	3,135	4,744	6,289
Restructuring and other costs, net	5,714	474	9,903	5,389
Total operating expenses	63,996	55,694	123,448	102,961
(Loss) income from operations	(20,617)	6,280	(22,594)	29,212
Interest income	1,163	83	2,033	173
Interest expense	(4,003)	(3,360)	(7,517)	(6,787)
Other income (expense), net	1,074	(34)	4,787	(286)
(Loss) income before income taxes	(22,383)	2,969	(23,291)	22,312
Provision for income taxes	3,706	3,445	4,956	3,744
Net (loss) income	$(26,089)	$(476)	$(28,247)	$18,568
Net (loss) income per share:
Basic	$(0.65)	$(0.01)	$(0.70)	$0.48
Diluted	$(0.65)	$(0.01)	$(0.70)	$0.47
Weighted-average common share outstanding:
Basic	40,219	39,189	40,088	39,013
Diluted	40,219	39,189	40,088	39,586

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Net (loss) income	$(26,089)	$(476)	$(28,247)	$18,568
Other comprehensive income (loss):
Foreign currency translation adjustments	939	(5,295)	10,101	(10,684)
Pension adjustments, net	(55)	61	(29)	134
Net unrealized gains (loss) on available-for-sale securities	193	(132)	292	(167)
Total other comprehensive income (loss)	1,077	(5,366)	10,364	(10,717)
Comprehensive (loss) income	$(25,012)	$(5,842)	$(17,883)	$7,851

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,377	$94,847
Marketable securities	11,661	20,317
Accounts receivable, net of allowances of $3,921 and $157	61,449	45,073
Deferred costs	7,709	7,098
Prepaid expenses and other current assets	55,663	60,184
Total current assets	231,859	227,519
Long-term marketable securities	15,676	11,584
Property and equipment, net	35,630	37,707
Deferred costs	21,207	22,451
Operating lease right of use assets	15,298	14,702
Goodwill	904,050	890,802
Intangible assets, net	5,299	9,700
Deferred tax assets	54,387	51,989
Other assets	52,041	52,039
Total assets	$1,335,447	$1,318,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,992	$10,372
Deferred revenue	75,765	72,662
Short-term operating lease liabilities	6,003	5,071
Short-term debt	12,500	10,938
Accrued expenses and other current liabilities	52,698	47,990
Total current liabilities	165,958	147,033
Long-term debt	264,687	259,436
Deferred revenue, net of current portion	160,452	165,972
Long-term operating lease liabilities	10,949	11,375
Other liabilities	23,978	21,727
Total liabilities	626,024	605,543
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 40,292 and 39,430 shares issued and outstanding, respectively	403	394
Accumulated other comprehensive loss	(23,373)	(33,737)
Additional paid-in capital	1,038,048	1,029,542
Accumulated deficit	(305,655)	(283,249)
Total stockholders' equity	709,423	712,950
Total liabilities and stockholders' equity	$1,335,447	$1,318,493

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	40,017	$400	$1,023,467	$(279,566)	$(24,450)	$719,851
Net loss	-	-	-	(26,089)	-	(26,089)
Other comprehensive income	-	-	-	-	1,077	1,077
Issuance of common stock	276	3	2,668	-	-	2,671
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(1,787)	-	-	(1,787)
Stock-based compensation	-	-	13,700	-	-	13,700
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423

Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	39,162	$392	$1,006,205	$46,621	$(3,717)	$1,049,501
Net loss	-	-	-	(476)	-	(476)
Other comprehensive loss	-	-	-	-	(5,366)	(5,366)
Issuance of common stock	144	1	2,700	-	-	2,701
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(1,538)	-	-	(1,538)
Stock-based compensation	-	-	11,364	-	-	11,364
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Six Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	-	-	-	(28,247)	-	(28,247)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841		(8,530)
Other comprehensive income	-	-	-	-	10,364	10,364
Issuance of common stock	920	10	4,384	-	-	4,394
Stock withheld to cover tax withholdings requirements upon stock vesting	(58)	(1)	(4,429)	-	-	(4,430)
Stock-based compensation	-	-	22,922	-	-	22,922
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423

Six Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net income	-	-	-	18,568	-	18,568
Other comprehensive loss	-	-	-	-	(10,717)	(10,717)
Issuance of common stock	1,425	13	34,827	-	-	34,840
Stock withheld to cover tax withholdings requirements upon stock vesting	(145)	(1)	(47,825)	-	-	(47,826)
Stock-based compensation	-	-	29,376	-	-	29,376
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(28,247)	$18,568
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	10,033	13,574
Provision for (benefit from) credit loss reserve	3,626	(418)
Stock-based compensation	24,827	16,767
Non-cash interest expense	910	2,595
Deferred tax benefit	(422)	(2,162)
Unrealized foreign currency transaction (gain) losses	(6,461)	2,320
Other	(608)	184
Changes in operating assets and liabilities:
Accounts receivable	(14,836)	(3,557)
Prepaid expenses and other assets	13,014	(36,354)
Deferred costs	2,559	2,896
Accounts payable	7,864	6,293
Accrued expenses and other liabilities	2,930	(2,115)
Deferred revenue	(10,752)	(11,848)
Net cash provided by operating activities	4,437	6,743
Cash flows from investing activities:
Capital expenditures	(2,077)	(9,985)
Purchases of marketable securities	(11,045)	(13,115)
Sale and maturities of marketable securities	15,900	16,453
Payments for equity investments	—	(584)
Other investing activities	(552)	1,266
Net cash provided by (used in) investing activities	2,226	(5,965)
Cash flows from financing activities:
Payments for long-term debt issuance costs	(403)	—
Principal payments of long-term debt	(4,688)	(3,126)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,430)	(46,423)
Principal payment of lease liabilities arising from a finance lease	(316)	(246)
Proceeds from the issuance of common stock	4,394	33,459
Net cash used in financing activities	(5,443)	(16,336)
Effects of exchange rate changes on cash and cash equivalents	(690)	(1,051)
Net change in cash and cash equivalents	530	(16,609)
Cash and cash equivalents at beginning of period	94,847	128,428
Cash and cash equivalents at end of period	$95,377	$111,819
Supplemental information:
Cash paid for income taxes	$4,053	$6,594
Cash paid for interest	$6,492	$4,151

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 12.0% and 10.5%, respectively, of our Accounts receivable, net balance at March 31, 2023. One customer accounted for 17.4% of our Accounts receivable, net balance at September 30, 2022.

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

The change in the allowance for credit losses for the six months ended March 31, 2023 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2022	$371
Credit loss provision	3,626
Effect of foreign currency translation	140
Balance as of March 31, 2023	$4,137

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

(a) Performance Obligations

Licenses

Embedded software and technology licenses operate without access to external networks and information. Embedded licenses sold with non-distinct professional services to customize and/or integrate the underlying software and technology are accounted for as a combined performance obligation. Revenue from the combined performance obligation is recognized over time based upon the progress towards completion of the project, which is measured based on the labor hours already incurred to date as compared to the total estimated labor hours.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenues:
United States	$21,742	$21,955	$43,098	$57,084
Other Americas	28	35	54	37
Germany	24,627	23,131	42,791	42,640
Other Europe, Middle East and Africa	3,512	2,567	7,184	6,530
Japan	5,738	25,413	31,579	51,489
Other Asia-Pacific	12,746	13,179	27,345	22,926
Total net revenues	$68,393	$86,280	$152,051	$180,706

For the three and six months ended March 31, 2023, revenues within China were $7.0 million and $16.7 million, respectively, which were over 10% of revenues.

Revenues relating to two customers accounted for $10.8 million, or 15.8%, and $7.2 million, or 10.5%, of revenues for the three months ended March 31, 2023. Revenues relating to two customers accounted for $22.4 million, or 14.7%, and $20.8 million, or 13.7%, of revenues for the six months ended March 31, 2023.

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

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and Other assets, respectively. As of March 31, 2023 and September 30, 2022, we had $8.4 million and $8.3 million of contract acquisition costs, respectively. We had amortization expense of $0.8 million and $0.5 million related to these costs during the three months ended March 31, 2023 and 2022, respectively, and $1.6 million and $1.1 million for the six months ended March 31, 2023 and 2022, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.5 million and $2.7 million related to these costs during the three months ended March 31, 2023 and 2022, respectively, and $5.2 million and $5.5 million for the six months ended March 31, 2023 and 2022, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2022	$76,292
Revenues recognized but not billed	21,955
Amounts reclassified to Accounts receivable, net	(33,375)
Effect of foreign currency translation	6,591
Balance as of March 31, 2023	$71,463

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2022	$238,634
Amounts billed but not recognized	42,217
Revenue recognized	(52,377)
Effect of foreign currency translation	7,743
Balance as of March 31, 2023	$236,217

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2023 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$155,413	$141,968	$24,187	$321,568

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

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2023	2022	2023	2022

Numerator:
Net (loss) income - basic and diluted	$(26,089)	$(476)	$(28,247)	$18,568

Denominator:
Weighted average common shares outstanding - basic	40,219	39,189	40,088	39,013
Dilutive effect of restricted stock awards	-	-	-	573
Weighted average common shares outstanding - diluted	40,219	39,189	40,088	39,586

Net (loss) income per common share:
Basic	$(0.65)	$(0.01)	$(0.70)	$0.48
Diluted	$(0.65)	$(0.01)	$(0.70)	$0.47

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2023	2022	2023	2022
Restricted stock unit awards	382	292	-	-
Contingently issuable stock awards	103	-	90	-
Conversion option of our Convertible Senior Notes	4,677	4,677	4,677	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $62,219 at cost (a)	$62,219	$62,219	$-
Government securities $6,193 at cost (a,b)	6,132	299	5,833
Level 2:
Government securities $6,085 at cost (b)	6,080	-	6,080
Time deposits, $4,016 at cost (a)	4,016	4,016	-
Commercial paper, $1,982 at cost (b)	1,982	-	1,982
Corporate bonds, $13,520 at cost (b)	13,442	-	13,442
Debt securities, $2,000 at cost (c)	2,669	-	-
Total assets	$96,540	$66,534	$27,337

	September 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $59,146 at cost (a)	$59,138	$59,138	$-
Government securities $4,976 at cost (b)	4,892	-	4,892
Level 2:
Government securities $2,377 at cost (b)	2,361	-	2,361
Time deposits, $1,472 at cost (a)	1,472	1,472	-
Commercial paper, $7,648 at cost (b)	7,647	-	7,647
Corporate bonds, $17,328 at cost (b)	17,001	-	17,001
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$94,511	$60,610	$31,901

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

(c)
Debt securities are included within Prepaid and other current assets and Other assets in the Condensed Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months. During the second quarter of fiscal year 2023, we obtained debt securities in a privately held company as part of a non-cash transaction.

During the three and six months ended March 31, 2023, we recorded unrealized gains related to our marketable securities of $0.2 million and $0.3 million, respectively, within Accumulated other comprehensive loss. During the three and six months ended March 31, 2022, we recorded unrealized losses related to our marketable securities of $0.1 million and $0.2 million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2023 and September 30, 2022, the estimated fair value of our Notes was $179.7 million and $155.3 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Equity securities

During the second quarter of fiscal year 2023, we obtained equity securities in a privately held company as part of a non-cash transaction. These equity securities are recognized at fair value and are classified within Level 2 of the fair value hierarchy.

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

Investments without readily determinable fair values were $3.1 million as of March 31, 2023 and September 30, 2022, respectively. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of March 31, 2023 and September 30, 2022, the total notional amount of forward contracts was $116.9 million and $63.3 million, respectively. As of March 31, 2023 and September 30, 2022, the weighted-average remaining maturity of these instruments was approximately 11.6 and 10.5 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2023 and September 30, 2022 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2023	September 30, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$484	$1,627
Foreign currency forward contracts	Other assets	93	660
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,422	1,812
Foreign currency forward contracts	Other liabilities	561	711

The following tables display a summary of the (loss) income related to foreign currency forward contracts for the three and six months ended March 31, 2023 and 2022 (dollars in thousand):

		(Loss) income recognized in earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives not designated as hedges	Classification	2023	2022	2023	2022
Foreign currency forward contracts	Other income (expense), net	$(313)	$1,347	$(1,766)	$2,464

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

On March 31, 2023, we concluded that no goodwill impairment indicators were present. We will continue to monitor the impacts of the COVID-19 pandemic on our reporting unit fair value. The full extent to which the ongoing COVID-19 pandemic could adversely affect our financial performance will depend on future developments, many of which are outside of our control.

The changes in the carrying amount of goodwill for the six months ended March 31, 2023 are as follows (dollars in thousands):

Total
Balance as of September 30, 2022	$890,802
Effect of foreign currency translation	13,248
Balance as of March 31, 2023	$904,050

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,913	$(102,925)	$4,988	2.0
Technology and patents	89,752	(89,441)	311	0.7
Total	$197,665	$(192,366)	$5,299

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,498	$(95,315)	$9,183	1.7
Technology and patents	88,600	(88,083)	517	1.2
Total	$193,098	$(183,398)	$9,700

Amortization expense related to intangible assets in the aggregate was $2.5 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively, and $5.0 million and $9.1 million for the six months ended March 31, 2023 and 2022, respectively. We expect amortization of intangible assets to be approximately $1.3 million for the remainder of fiscal year 2023.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2023 and September 30, 2022:

	March 31, 2023	September 30, 2022
Weighted-average remaining lease term (in months):
Operating leases	40.8	46.5
Finance leases	30.5	35.6
Weighted-average discount rate:
Operating leases	4.1%	3.7%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three and six months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Finance lease costs:
Amortization of right of use asset	$108	$109	$216	$218
Interest on lease liability	10	13	20	27
Operating lease cost	1,645	1,949	3,331	3,507
Variable lease cost	808	812	1,499	1,689
Sublease income	(48)	(47)	(93)	(95)
Total lease cost	$2,523	$2,836	$4,973	$5,346

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2023 and 2022, cash payments related to operating leases were $1.6 million and $1.8 million, respectively, and $3.4 million for the six months ended March 31, 2023 and 2022. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2023 and 2022, cash payments related to financing leases were $0.2 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the six months ended March 31, 2023 and 2022, cash payments related to financing leases were $0.3 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended March 31, 2023 and 2022, right of use assets obtained in exchange for lease obligations were $0.4 million and $3.9 million, respectively, and $2.9 million and $7.0 million for the six months ended March 31, 2023 and 2022.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2023 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2023	$3,372	$207	$3,579
2024	6,102	417	6,519
2025	4,235	362	4,597
2026	1,980	53	2,033
2027	1,524	—	1,524
Thereafter	825	—	825
Total future minimum lease payments	$18,038	$1,039	$19,077
Less effects of discounting	(1,086)	(45)	(1,131)
Total lease liabilities	$16,952	$994	$17,946
Reported as of March 31, 2023
Short-term lease liabilities	$6,003	$387	$6,390
Long-term lease liabilities	10,949	607	11,556
Total lease liabilities	$16,952	$994	$17,946

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2023	September 30, 2022

Compensation	$22,189	$19,710
Sales and other taxes payable	7,905	4,598
Cost of revenue related liabilities	4,470	4,257
Professional fees	3,808	3,866
Interest payable	1,818	1,828
Other	12,508	13,731
Total	$52,698	$47,990

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2023 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2022	$1,277	$1,600	$2,877	$2,277	$5,154
Restructuring and other costs, net	6,420	343	6,763	3,140	9,903
Non-cash adjustments	—	(327)	(327)	—	(327)
Cash payments	(5,509)	(299)	(5,808)	(3,790)	(9,598)
Effect of foreign currency translation	(5)	11	6	—	6
Balance at March 31, 2023	$2,183	$1,328	$3,511	$1,627	$5,138

The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Personnel	$3,371	$13	$6,420	$250
Facilities	150	170	343	367
Restructuring subtotal	3,521	183	6,763	617
Other	2,193	291	3,140	4,772
Restructuring and other costs, net	$5,714	$474	$9,903	$5,389

Fiscal Year 2023

For the three months ended March 31, 2023, we recorded restructuring and other costs, net of $5.7 million, which included a $3.4 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $2.2 million related to other one-time charges.

For the six months ended March 31, 2023, we recorded restructuring and other costs, net of $9.9 million, which included a $6.4 million severance charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and $3.1 million related to other one-time charges.

Fiscal Year 2022

For the three months ended March 31, 2022, we recorded restructuring and other costs, net of $0.5 million, which included $0.3 million related to one-time charges and a $0.2 million charge resulting from the closure of facilities that will no longer be utilized.

For the six months ended March 31, 2022, we recorded restructuring and other costs, net of $5.4 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, a $0.3 million severance charge related to the elimination of personnel, and a $0.4 million charge resulting from the closure of facilities that will no longer be utilized.

Note 11. Stockholders’ Equity

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, par value $0.01 per share (“Common Stock”), consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year.

Restricted Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2023 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2022	996,016	434,995	1,431,011	$62.49
Granted	2,386,993	1,237,319	3,624,312	$19.39
Vested	(790,513)	(79,986)	(870,499)	$58.24
Forfeited	(82,788)	(229,661)	(312,449)	$54.13
Non-vested at March 31, 2023	2,509,708	1,362,667	3,872,375	$33.07
Expected to vest			3,872,375	$33.07	1.68	$108,736

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of connected services	$175	$197	$371	$343
Cost of professional services	1,012	1,373	2,165	2,319
Research and development	4,088	4,146	8,542	6,141
Sales and marketing	1,522	1,422	3,182	844
General and administrative	5,558	3,788	10,567	3,120
Restructuring and other costs, net	—	—	—	4,000
	$12,355	$10,926	$24,827	$16,767

During the three months ended December 31, 2021, we recorded $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards in Restructuring and other costs, net. During the three months ended March 31, 2022, we recorded $2.4 million, net of $0.2 million in forfeitures, in stock-based compensation due to the retirement of our former Chief Financial Officer and resignation of our former General Counsel and the resulting modification of certain stock-based awards.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2023, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative action

A.P, a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division. The case caption is Pena v. Cerence Inc., Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023). Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a Volkswagen with Cerence’s Drive Platform technology. Plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of March 31, 2023, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2023 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Domestic	$(15,919)	$(3,009)	$(9,866)	$14,199
Foreign	(6,464)	5,978	(13,425)	8,113
(Loss) income before income taxes	$(22,383)	$2,969	$(23,291)	$22,312

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

Domestic	$618	$233	$369	$1,670
Foreign	3,088	3,212	4,587	2,074
Provision for income taxes	$3,706	$3,445	$4,956	$3,744
Effective income tax rate	(16.6)%	116.0%	(21.3)%	16.8%

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

Our effective tax rate for the three months ended March 31, 2023 was negative 16.6% compared to 116.0% for the three months ended March 31, 2022. Consequently, our provision for income taxes for the three months ended March 31, 2023 was $3.7 million, a net change of $0.3 million from a provision for income taxes of $3.4 million for the three months ended March 31, 2022. This difference was attributable to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income.

Our effective tax rate for the six months ended March 31, 2023 was negative 21.3% compared to 16.8% for the six months ended March 31, 2022. Consequently, our provision for income taxes for the six months ended March 31, 2023 was $5.0 million, a net change of $1.3 million from a provision for income taxes of $3.7 million for the six months ended March 31, 2022. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income, and a tax benefit recorded as a result of an increase to the enacted Netherlands income tax rate in the first quarter of fiscal year 2022.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. expenses over five years and foreign expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the three and six months ended March 31, 2023.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2023	September 30, 2022
3.00% Convertible Senior Notes due 2025, net of unamortized discount of $0 and $11,264, respectively, and deferred issuance costs of $2,546 and $2,832, respectively. Effective interest rate 3.70% and 6.29%, respectively.	$172,454	$160,904
Senior Credit Facilities, net of unamortized discount of $1,390 and $1,310, respectively, and deferred issuance costs of $127 and $158, respectively. Effective interest rate 8.41% and 5.37%, respectively.	104,733	109,470
Total debt	$277,187	$270,374
Less: current portion	(12,500)	(10,938)
Total long-term debt	$264,687	$259,436

The following table summarizes the maturities of our borrowing obligations as of March 31, 2023 (in thousands):

Fiscal Year	Convertible Senior Notes	Senior Facilities	Total
2023	$—	$6,250	$6,250
2024	—	12,500	12,500
2025	175,000	87,500	262,500
Total before unamortized discount and issuance costs and current portion	$175,000	$106,250	$281,250
Less: unamortized discount and issuance costs	(2,546)	(1,517)	(4,063)
Less: current portion of long-term debt	—	(12,500)	(12,500)
Total long-term debt	$172,454	$92,233	$264,687

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

The Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of March 31, 2023, the if-converted value of the Notes was $43.6 million less than its principal amount.

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

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the Notes are no longer bifurcated into a separate liability and equity component. The Notes are accounted for as a single liability. As of March 31, 2023, the carrying amount of the Notes was $172.5 million, net of unamortized issuance costs of $2.5 million. The issuance costs related to the Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Significant Accounting Policies for the impact of our adoption.

As of March 31, 2023 and September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs, was $0 and $14.4 million, respectively.

The interest expense recognized related to the Notes for the three and six months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Contractual interest expense	$1,294	$1,294	$2,616	$2,616
Amortization of debt discount	-	919	-	1,843
Amortization of issuance costs	276	231	556	463
Total interest expense related to the Notes	$1,570	$2,444	$3,172	$4,922

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2023. As of March 31, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2023, there were no amounts outstanding under the Revolving Facility.

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

On November 22, 2022 (the "Amendment No. 2 Effective Date"), we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of March 31, 2023, we were in compliance with all Credit Agreement covenants.

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

For the three and six months ended March 31, 2022, the interest rate was LIBOR plus 2.25%. Prior to the Amendment No. 2 Effective Date, the interest rate was LIBOR plus 2.25%. From the Amendment No. 2 Effective Date until the quarter ended December 31, 2022, the interest rate was SOFR plus a credit spread adjustment of 10 basis points plus 2.25%. For the three months ended March 31, 2023, the interest rate was SOFR plus a credit adjustment of 10 basis points plus 3.00%. Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2023 and 2022 was $2.3 million and $0.9 million, respectively, and $4.2 million and $1.8 million for the six months ended March 31, 2023 and 2022, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2022. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry, including production improvements, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

The condensed consolidated balance sheet data as of September 30, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

•
Total revenue decreased by $17.9 million, or 20.7%, to $68.4 million from $86.3 million.
•
Operating margin decreased 37.4 percentage points to negative 30.1% from 7.3%.
•
Cash provided by operating activities was $6.6 million, a net change of $5.0 million from cash provided by operating activities of $1.6 million.

For the six months ended March 31, 2023 as compared to the six months ended March 31, 2022:

•
Total revenue decreased by $28.6 million, or 15.9%, to $152.1 million from $180.7 million.
•
Operating margin decreased 31.1 percentage points to negative 14.9% from 16.2%.
•
Cash provided by operating activities was $4.4 million, a net change of $2.3 million from cash provided by operating activities of $6.7 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue:
License	$30,800	$46,308	$76,217	$93,158
Connected services	18,926	19,326	37,320	47,485
Professional services	18,667	20,646	38,514	40,063
Total revenues	68,393	86,280	152,051	180,706
Cost of revenue:
License	2,209	386	3,823	1,107
Connected services	6,114	5,651	12,656	11,375
Professional services	16,587	17,372	34,511	33,275
Amortization of intangible assets	104	897	207	2,776
Total cost of revenues	25,014	24,306	51,197	48,533
Gross profit	43,379	61,974	100,854	132,173
Operating expenses:
Research and development	28,494	29,976	57,988	55,768
Sales and marketing	8,217	8,309	17,379	14,188
General and administrative	19,177	13,800	33,434	21,327
Amortization of intangible assets	2,394	3,135	4,744	6,289
Restructuring and other costs, net	5,714	474	9,903	5,389
Total operating expenses	63,996	55,694	123,448	102,961
(Loss) income from operations	(20,617)	6,280	(22,594)	29,212
Interest income	1,163	83	2,033	173
Interest expense	(4,003)	(3,360)	(7,517)	(6,787)
Other income (expense), net	1,074	(34)	4,787	(286)
(Loss) income before income taxes	(22,383)	2,969	(23,291)	22,312
Provision for income taxes	3,706	3,445	4,956	3,744
Net (loss) income	$(26,089)	$(476)	$(28,247)	$18,568

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

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2023	% of Total	2022	% of Total	2023 vs. 2022
License	$30,800	45.0%	$46,308	53.7%	(33.5)%
Connected services	18,926	27.7%	19,326	22.4%	(2.1)%
Professional services	18,667	27.3%	20,646	23.9%	(9.6)%
Total revenues	$68,393		$86,280		(20.7)%

Total revenues for the three months ended March 31, 2023 were $68.4 million, a decrease of $17.9 million, or 20.7%, from $86.3 million for the three months ended March 31, 2022. The decrease in revenues was driven by licensing revenues and decreased demand for our professional services. Our license revenue is highly dependent on vehicle production. We expect our business in fiscal year 2023 to continue to be impacted by the ongoing semiconductor shortage, shipping and production issues, and inflation. However, we expect a slow, but gradual, improvement in auto production during fiscal year 2023.

License Revenue

License revenue for the three months ended March 31, 2023 was $30.8 million, a decrease of $15.5 million, or 33.5%, from $46.3 million for the three months ended March 31, 2022. The decrease in license revenue was driven by a $21.0 million decrease in minimum purchase commitments and prepaid deals with customers. This decrease was partially offset by a $6.0 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue decreased 8.7 percentage points from 53.7% for the three months ended March 31, 2022 to 45.0% for the three months ended March 31, 2023.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2023 was $18.9 million, a decrease of $0.4 million, or 2.1%, from $19.3 million for the three months ended March 31, 2022. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance Communications, Inc. (“Nuance”) through a 2013 acquisition. As a percentage of total revenues, connected services revenue increased by 5.3 percentage points from 22.4% for the three months ended March 31, 2022 to 27.7% for the three months ended March 31, 2023.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2023 was $18.7 million, a decrease of $1.9 million, or 9.6%, from $20.6 million for the three months ended March 31, 2022. This decrease was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 3.4 percentage points from 23.9% for the three months ended March 31, 2022 to 27.3% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2023 and 2022 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2023	% of Total	2022	% of Total	2023 vs. 2022
License	$76,217	50.1%	$93,158	51.6%	(18.2)%
Connected services	37,320	24.5%	47,485	26.3%	(21.4)%
Professional services	38,514	25.4%	40,063	22.1%	(3.9)%
Total revenues	$152,051		$180,706		(15.9)%

Total revenues for the six months ended March 31, 2023 were $152.1 million, a decrease of $28.6 million, or 15.9%, from $180.7 million for the six months ended March 31, 2022. The decrease in revenues was driven by licensing revenues and decreased demand for our connected services. Our license revenue is highly dependent on vehicle production. We expect our business in fiscal year 2023 to continue to be impacted by the ongoing semiconductor shortage, shipping and production issues, and inflation. However, we expect a slow, but gradual, improvement in auto production during fiscal year 2023.

License Revenue

License revenue for the six months ended March 31, 2023 was $76.2 million, a decrease of $17.0 million, or 18.2%, from $93.2 million for the six months ended March 31, 2022. The decrease in license revenue was driven by a $22.1 million decrease in minimum purchase commitments and prepaid deals with customers and a $5.7 million decrease in revenue generated from non-automotive markets. This decrease was partially offset by a $10.8 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue decreased 1.5 percentage points from 51.6% for the six months ended March 31, 2022 to 50.1% for the six months ended March 31, 2023.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2023 was $37.3 million, a decrease of $10.2 million, or 21.4%, from $47.5 million for the six months ended March 31, 2022. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total revenues, connected services revenue decreased by 1.8 percentage points from 26.3% for the six months ended March 31, 2022 to 24.5% for the six months ended March 31, 2023.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2023 was $38.5 million, a decrease of $1.6 million, or 3.9%, from $40.1 million for the six months ended March 31, 2022. This decrease was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 3.3 percentage points from 22.1% for the six months ended March 31, 2022 to 25.4% for the six months ended March 31, 2023.

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
License	$2,209	$386	472.3%
Connected services	6,114	5,651	8.2%
Professional services	16,587	17,372	(4.5)%
Amortization of intangibles	104	897	(88.4)%
Total cost of revenues	$25,014	$24,306	2.9%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
License	$28,591	$45,922	(37.7)%
Connected services	12,812	13,675	(6.3)%
Professional services	2,080	3,274	(36.5)%
Amortization of intangibles	(104)	(897)	88.4%
Total gross profit	$43,379	$61,974	(30.0)%

Total cost of revenues for the three months ended March 31, 2023 were $25.0 million, an increase of $0.7 million, or 2.9%, from $24.3 million for the three months ended March 31, 2022.

We experienced a decrease in total gross profit of $18.6 million, or 30.0%, from $62.0 million for the three months ended March 31, 2022 to $43.4 million for the three months ended March 31, 2023. The decrease was primarily driven by a decline in license and professional services revenues.

Cost of License Revenue

Cost of license revenue for the three months ended March 31, 2023 was $2.2 million, an increase of $1.8 million, or 472.3%, from $0.4 million for the three months ended March 31, 2022. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 7.2 percentage points from 1.6% for the three months ended March 31, 2022 to 8.8% for the three months ended March 31, 2023.

License gross profit decreased by $17.3 million, or 37.7%, for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2023 was $6.1 million, an increase of $0.4 million, or 8.2%, from $5.7 million for the three months ended March 31, 2022. Cost of connected services revenue increased primarily due to a $0.3 million increase in our cloud infrastructure costs and a $0.2 million increase from higher internal allocated labor. As a percentage of total cost of revenues, cost of connected service revenue increased by 1.2 percentage points from 23.2% for the three months ended March 31, 2022 to 24.4% for the three months ended March 31, 2023.

Connected services gross profit decreased $0.9 million, or 6.3%, from $13.7 million for the three months ended March 31, 2022 to $12.8 million for the three months ended March 31, 2023, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2023 was $16.6 million, a decrease of $0.8 million, or 4.5%, from $17.4 million for the three months ended March 31, 2022. Cost of professional services revenue decreased primarily due to a $1.1 million decrease in salary-related expenditures and a $0.4 million decrease in stock-based compensation. The decrease was partially offset by a $0.8 million increase in internal allocated labor. As a percentage of total cost of revenues, cost of professional services revenue decreased by 5.2 percentage points from 71.5% for the three months ended March 31, 2022 to 66.3% for the three months ended March 31, 2023.

Professional services gross profit decreased $1.2 million, or 36.5%, from $3.3 million for the three months ended March 31, 2022 to $2.1 million for the three months ended March 31, 2023, which was primarily due to the composition of our professional service arrangements.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
License	$3,823	$1,107	245.3%
Connected services	12,656	11,375	11.3%
Professional services	34,511	33,275	3.7%
Amortization of intangibles	207	2,776	(92.5)%
Total cost of revenues	$51,197	$48,533	5.5%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
License	$72,394	$92,051	(21.4)%
Connected services	24,664	36,110	(31.7)%
Professional services	4,003	6,788	(41.0)%
Amortization of intangibles	(207)	(2,776)	92.5%
Total gross profit	$100,854	$132,173	(23.7)%

Total cost of revenues for the six months ended March 31, 2023 were $51.2 million, an increase of $2.7 million, or 5.5%, from $48.5 million for the six months ended March 31, 2022.

We experienced a decrease in total gross profit of $31.3 million, or 23.7%, from $132.2 million for the six months ended March 31, 2022 to $100.9 million for the six months ended March 31, 2023. The decrease was primarily driven by a decline in license and connected services revenues.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2023 was $3.8 million, an increase of $2.7 million, or 245.3%, from $1.1 million for the six months ended March 31, 2022. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 5.2 percentage points from 2.3% for the six months ended March 31, 2022 to 7.5% for the six months ended March 31, 2023.

License gross profit decrease by $19.7 million, or 21.4%, for the six months ended March 31, 2023 when compared to the six months ended March 31, 2022, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2023 was $12.7 million, an increase of $1.3 million, or 11.3%, from $11.4 million for the six months ended March 31, 2022. Cost of connected services revenue increased primarily due to a $0.7 million increase in our cloud infrastructure costs and a $0.3 million increase from higher internal allocated labor. As a percentage of total cost of revenues, cost of connected service revenue increased by 1.3 percentage points from 23.4% for the six months ended March 31, 2022 to 24.7% for the six months ended March 31, 2023.

Connected services gross profit decreased $11.4 million, or 31.7%, from $36.1 million for the six months ended March 31, 2022 to $24.7 million for the six months ended March 31, 2023, driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2023 was $34.5 million, an increase of $1.2 million, or 3.7%, from $33.3 million for the six months ended March 31, 2022. Cost of professional services revenue increased primarily due to a $1.1 million increase in third-party contractor costs, a $0.4 million increase in internal allocated labor, and a $0.4 million increase in amortization of costs previously deferred. The increase was partially offset by a $1.2 million decrease in salary-related expenditures. As a percentage of total cost of revenues, cost of professional services revenue decreased by 1.2 percentage points from 68.6% for the six months ended March 31, 2022 to 67.4% for the six months ended March 31, 2023.

Professional services gross profit decreased $2.8 million, or 41.0%, from $6.8 million for the six months ended March 31, 2022 to $4.0 million for the six months ended March 31, 2023, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Research and development	$28,494	$29,976	(4.9)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2023 were $28.5 million, a decrease of $1.5 million, or 4.9%, from $30.0 million for the three months ended March 31, 2022. The decrease was primarily attributable to a $1.9 million decrease in salary-related expenditures and a $0.7 million decrease in internally allocated labor. The decrease was partially offset by a $2.0 million decrease in capitalized costs associated with internally developed software. As a percentage of total operating expenses, R&D expenses decreased by 9.3 percentage points from 53.8% for the three months ended March 31, 2022 to 44.5% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Research and development	$57,988	$55,768	4.0%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2023 were $58.0 million, an increase of $2.2 million, or 4.0%, from $55.8 million for the six months ended March 31, 2022. The increase was primarily attributable to a $4.1 million decrease in capitalized costs associated with internally developed software, a $2.4 million increase in stock-based compensation costs, and a $0.8 million increase in third-party contractor costs. The increase was partially offset by a $4.1 million decrease in salary-related expenditures and a $0.3 million decrease in hardware and software expenditures. As a percentage of total operating expenses, R&D expenses decreased by 7.2 percentage points from 54.2% for the six months ended March 31, 2022 to 47.0% for the six months ended March 31, 2023.

Sales & Marketing Expenses

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$8,217	$8,309	(1.1)%

Sales and marketing expenses for the three months ended March 31, 2023 were $8.2 million, a decrease of $0.1 million, or 1.1%, from $8.3 million for the three months ended March 31, 2022. The decrease in sales and marketing expenses was primarily attributable to a $0.4 million decrease in salary-related expenditures, partially offset by a $0.3 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.1 percentage points from 14.9% for the three months ended March 31, 2022 to 12.8% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$17,379	$14,188	22.5%

Sales and marketing expenses for the six months ended March 31, 2023 were $17.4 million, an increase of $3.2 million, or 22.5%, from $14.2 million for the six months ended March 31, 2022. The increase in sales and marketing expenses was primarily attributable to a $2.3 million increase in stock-based compensation costs, a $0.5 million increase in commissions expenditures, and a $0.4 million increase in travel-related expenditures. The increase was partially offset by a $0.2 million decrease in salary-related expenditures. As a percentage of total operating expenses, sales and marketing expenses increased by 0.3 percentage points from 13.8% for the six months ended March 31, 2022 to 14.1% for the six months ended March 31, 2023.

General & Administrative Expenses

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$19,177	$13,800	39.0%

General and administrative expenses for the three months ended March 31, 2023 were $19.2 million, an increase of $5.4 million, or 39.0%, from $13.8 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to a $3.6 million increase in credit loss provision, including a $3.8 million provision relating to one international electric vehicle maker, a $1.8 million increase in stock-based compensation costs, a $0.6 million increase in salary-related expenditures, a $0.3 million increase in travel-related expenditures, and a $0.2 million increase in hardware and software expenditures. The increase was partially offset by a $0.7 million decrease in professional services and a $0.7 million decrease in third-party contractor costs. As a percentage of total operating expenses, general and administrative expenses increased by 5.2 percentage points from 24.8% for the three months ended March 31, 2022 to 30.0% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$33,434	$21,327	56.8%

General and administrative expenses for the six months ended March 31, 2023 were $33.4 million, an increase of $12.1 million, or 56.8%, from $21.3 million for the six months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to a $7.4 million increase in stock-based compensation costs, a $4.0 million increase in credit loss provision, including a $3.8 million provision relating to one international electric vehicle maker, a $0.5 million increase in hardware and software expenditures, and a $0.4 million increase in travel-related expenditures. The increase was partially offset by a $0.7 million decrease in third-party contractor costs, and a $0.2 million decrease in professional services. As a percentage of total operating expenses, general and administrative expenses increased by 6.4 percentage points from 20.7% for the six months ended March 31, 2022 to 27.1% for the six months ended March 31, 2023.

Amortization of Intangible Assets

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Cost of revenues	$104	$897	(88.4)%
Operating expense	2,394	3,135	(23.6)%
Total amortization	$2,498	$4,032	(38.0)%

Intangible asset amortization for the three months ended March 31, 2023 was $2.5 million, a decrease of $1.5 million, or 38.0%, from $4.0 million for the three months ended March 31, 2022. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 3.3 percentage points from 3.7% for the three months ended March 31, 2022 to 0.4% for the three months ended March 31, 2023. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.9 percentage points from 5.6% for the three months ended March 31, 2022 as compared to 3.7% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Cost of revenues	$207	$2,776	(92.5)%
Operating expense	4,744	6,289	(24.6)%
Total amortization	$4,951	$9,065	(45.4)%

Intangible asset amortization for the six months ended March 31, 2023 was $5.0 million, a decrease of $4.1 million, or 45.4%, from $9.1 million for the six months ended March 31, 2022. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 5.3 percentage points from 5.7% for the six months ended March 31, 2022 to 0.4% for the six months ended March 31, 2023. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.3 percentage points from 6.1% for the six months ended March 31, 2022 as compared to 3.8% for the six months ended March 31, 2023.

Restructuring and Other Costs, Net

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Restructuring and other costs, net	$5,714	$474	1105.5%

Fiscal Year 2023

For the three months ended March 31, 2023, we recorded restructuring and other charges, net of $5.7 million, which included a $3.4 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $2.2 million related to other one-time charges. For the remainder of fiscal year 2023, we expect approximately $2.0 million of personnel-related restructuring costs.

Fiscal Year 2022

For the three months ended March 31, 2022, we recorded restructuring and other charges, net of $0.5 million, which included $0.3 million related to one-time charges and a $0.2 million charges resulting from the closure of facilities that will no longer be utilized.

As a percentage of total operating expenses, restructuring and other costs, net increased by 8.0 percentage points from 0.9% for the three months ended March 31, 2022 to 8.9% for the three months ended March 31, 2023.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Restructuring and other costs, net	$9,903	$5,389	83.8%

Fiscal Year 2023

For the six months ended March 31, 2023, we recorded restructuring and other charges, net of $9.9 million, which included a $6.4 million severance charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and $3.1 million related to other one-time charges. For the remainder of fiscal year 2023, we expect approximately $2.0 million of personnel-related restructuring costs.

Fiscal Year 2022

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

As a percentage of total operating expenses, restructuring and other costs, net increased by 2.8 percentage points from 5.2% for the six months ended March 31, 2022 to 8.0% for the six months ended March 31, 2023.

Total Other Expense, Net

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Interest income	$1,163	$83	1301.2%
Interest expense	(4,003)	(3,360)	19.1%
Other income (expense), net	1,074	(34)	(3258.8)%
Total other expense, net	$(1,766)	$(3,311)	(46.7)%

Total other expense, net for the three months ended March 31, 2023 was expense of $1.8 million, a change of $1.5 million from $3.3 million of expense for the three months ended March 31, 2022. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Interest income	$2,033	$173	1075.1%
Interest expense	(7,517)	(6,787)	10.8%
Other income (expense), net	4,787	(286)	(1773.8)%
Total other expense, net	$(697)	$(6,900)	(89.9)%

Total other expense, net for the six months ended March 31, 2023 was expense of $0.7 million, a change of $6.2 million from $6.9 million of expense for the six months ended March 31, 2022. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Provision for income taxes	$3,706	$3,445	7.6%
Effective income tax rate %	(16.6)%	116.0%

Our effective income tax rate for the three months ended March 31, 2023 was negative 16.6%, compared to 116.0% for the three months ended March 31, 2022. Our provision for income taxes for the three months ended March 31, 2023 was $3.7 million, a net change of $0.3 million from a provision for income taxes of $3.4 million for the three months ended March 31, 2022. This difference was attributable to our composition of jurisdiction earnings and U.S. inclusions of foreign taxable income.

Six Months Ended March 31, 2023 Compared with Six Months Ended March 31, 2022

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Provision for income taxes	$4,956	$3,744	32.4%
Effective income tax rate%	(21.3)%	16.8%

Our effective income tax rate for the six months ended March 31, 2023 was negative 21.3%, compared to 16.8% for the six months ended March 31, 2022. Our provision for income taxes for the six months ended March 31, 2023 was $5.0 million, a net change of $1.3 million from a provision for income taxes of $3.7 million for the six months ended March 31, 2022. This difference was attributable to our composition of jurisdiction earnings, U.S. inclusions of foreign taxable income, and a tax benefit recorded as a result of an increase to the enacted Netherlands income tax rate in the first quarter of fiscal year 2022.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2023, we had $122.7 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of March 31, 2023, our net working capital, excluding deferred revenue and deferred costs, was $134.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

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

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $122.7 million of cash, cash equivalents, and marketable securities as of March 31, 2023, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Notes	$-	$175,000	$-	$-	$175,000
Interest payable on the Notes (a)	2,630	8,768	-	-	11,398
Senior Credit Facilities	6,250	100,000	-	-	106,250
Interest payable on Senior Credit Facilities (b)	4,166	11,012	-	-	15,178
Operating leases	3,372	10,337	3,504	825	18,038
Operating leases under restructuring (c)	(42)	268	371	-	597
Financing leases	207	779	53	-	1,039
Total material cash requirements	$16,583	$306,164	$3,928	$825	$327,500

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of March 31, 2023.
(b)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of March 31, 2023.
(c)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of March 31, 2023, we anticipate sublease income of $1.1 million through fiscal year 2024.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on acceptable terms. The COVID-19 pandemic, inflation and rising interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption, either due to the ongoing COVID-19 pandemic, market volatility or recent bank failures, could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the Notes are no longer bifurcated into a separate liability and equity component. The Notes are accounted for as a single liability. As of March 31, 2023, the carrying amount of the Notes was $172.5 million, net of unamortized issuance costs of $2.5 million. The issuance costs related to the Notes are being amortized to interest expense over the contractual term.

The interest expense recognized related to the Notes for the three and six months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Contractual interest expense	$1,294	$1,294	$2,616	$2,616
Amortization of debt discount	-	919	-	1,843
Amortization of issuance costs	276	231	556	463
Total interest expense related to the Notes	$1,570	$2,444	$3,172	$4,922

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2023. As of March 31, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. As of March 31, 2023, there were no amounts outstanding under the Revolving Facility.

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

On November 22, 2022 (the "Amendment No. 2 Effective Date"), we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of March 31, 2023, we were in compliance with all Credit Agreement covenants.

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

For the three and six months ended March 31, 2022, the interest rate was LIBOR plus 2.25%. Prior to the Amendment No. 2 Effective Date, the interest rate was LIBOR plus 2.25%. From the Amendment No. 2 Effective Date until the quarter ended December 31, 2022, the interest rate was SOFR plus a credit spread adjustment of 10 basis points plus 2.25%. For the three months ended March 31, 2023, the interest rate was SOFR plus a credit adjustment of 10 basis points plus 3.00%. Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2023 and 2022 was $2.3 million and $0.9 million, respectively, and $4.2 million and $1.8 million for the six months ended March 31, 2023 and 2022, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2023 and 2022, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2023	2022	2023 vs. 2022
Net cash provided by operating activities	$4,437	$6,743	(34.2)%
Net cash provided by (used in) investing activities	2,226	(5,965)	(137.3)%
Net cash used in financing activities	(5,443)	(16,336)	(66.7)%
Effect of foreign currency exchange rates on cash and cash equivalents	(690)	(1,051)	(34.3)%
Net changes in cash and cash equivalents	$530	$(16,609)	(103.2)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2023 was $4.4 million, a net change of $2.3 million, or 34.2%, from net cash provided by operating activities of $6.7 million for the six months ended March 31, 2022. The change in cash flows were primarily due to:

•
A decrease of $47.8 million from income before non-cash charges;
•
An increase of $44.4 million due to favorable changes in working capital primarily related to cash outflows from prepaid expenses and other assets and accrued expenses and other liabilities; and
•
An increase of $1.1 million from changes in deferred revenue.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2023 was $2.2 million, a net change of $8.2 million, or 137.3%, from $6.0 million of cash used in investing activities for the six months ended March 31, 2022. The change in cash flows were primarily due to:

•
A decrease of $7.9 million in capital expenditures; and
•
An increase of $1.5 million net cash inflow related to marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended March 31, 2023 was $5.4 million, a net change of $10.9 million, from cash used in financing activities of $16.3 million for the six months ended March 31, 2022. The change in cash flows were primarily due to:

•
A decrease of $42.0 million in payments of tax related withholdings due to the net settlement of equity awards;
•
A decrease of $29.1 million in proceeds from the issuance of our common stock; and
•
An increase of $1.6 million in principal payments of long-term debt.

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

We believe that our critical accounting estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for business combinations; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We believe these policies and estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies, Judgments and Estimates” and below.

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

On March 31, 2023, we concluded that no goodwill impairment indicators were present.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $116.9 million at March 31, 2023. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $7.1 million at March 31, 2023. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At March 31, 2023, we held approximately $95.4 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds, government securities, and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.7 million per annum, based on March 31, 2023 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of March 31, 2023, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $1.6 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A.P, a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division. The case caption is Pena v. Cerence Inc., Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023). Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a Volkswagen with Cerence’s Drive Platform technology. Plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which could materially affect our business, financial condition or future results of operations. The risks described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, other than the risks described below.

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
•
bankruptcies.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB), was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although we do not have deposits with SVB, or any other financial institution currently in receivership, we maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
10.1†	Transitional Service and Advisory Agreement by and between Cerence Inc. and Prateek Kathpal	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: May 9, 2023	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)