Form 10-Q
period 2023-06-30
Cerence Inc.
filed 2023-08-09
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 40,333,242 shares of common stock, $0.01 par value per share, outstanding.

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
•
the continuation of the semiconductor shortage being experienced by, and shipping or production issues in, the automotive industry;
•
the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues:
License	$25,837	$46,452	$102,054	$139,610
Connected services	18,583	19,990	55,903	67,475
Professional services	17,240	22,599	55,754	62,662
Total revenues	61,660	89,041	213,711	269,747
Cost of revenues:
License	2,343	585	6,166	1,692
Connected services	5,562	5,391	18,218	16,766
Professional services	12,930	18,173	47,441	51,448
Amortization of intangible assets	103	103	310	2,879
Total cost of revenues	20,938	24,252	72,135	72,785
Gross profit	40,722	64,789	141,576	196,962
Operating expenses:
Research and development	30,202	26,040	88,190	81,808
Sales and marketing	4,277	8,299	21,656	22,487
General and administrative	13,019	10,614	46,453	31,941
Amortization of intangible assets	553	2,862	5,297	9,151
Restructuring and other costs, net	1,172	1,197	11,075	6,586
Total operating expenses	49,223	49,012	172,671	151,973
(Loss) income from operations	(8,501)	15,777	(31,095)	44,989
Interest income	1,207	243	3,240	416
Interest expense	(4,120)	(3,815)	(11,637)	(10,602)
Other income (expense), net	(2,030)	(478)	2,757	(764)
(Loss) income before income taxes	(13,444)	11,727	(36,735)	34,039
Provision for income taxes	3,011	110,994	7,967	114,738
Net loss	$(16,455)	$(99,267)	$(44,702)	$(80,699)
Net loss per share:
Basic	$(0.41)	$(2.53)	$(1.11)	$(2.06)
Diluted	$(0.41)	$(2.53)	$(1.11)	$(2.06)
Weighted-average common share outstanding:
Basic	40,324	39,313	40,167	39,113
Diluted	40,324	39,313	40,167	39,113

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(16,455)	$(99,267)	$(44,702)	$(80,699)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,152)	(12,013)	8,949	(22,697)
Pension adjustments, net	(21)	122	(50)	256
Net unrealized (loss) gains on available-for-sale securities	(106)	(81)	186	(248)
Total other comprehensive (loss) income	(1,279)	(11,972)	9,085	(22,689)
Comprehensive loss	$(17,734)	$(111,239)	$(35,617)	$(103,388)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,100	$94,847
Marketable securities	16,717	20,317
Accounts receivable, net of allowances of $4,048 and $157	56,984	45,073
Deferred costs	7,585	7,098
Prepaid expenses and other current assets	51,748	60,184
Total current assets	219,134	227,519
Long-term marketable securities	13,194	11,584
Property and equipment, net	34,924	37,707
Deferred costs	20,875	22,451
Operating lease right of use assets	13,445	14,702
Goodwill	904,910	890,802
Intangible assets, net	4,644	9,700
Deferred tax assets	52,198	51,989
Other assets	48,854	52,039
Total assets	$1,312,178	$1,318,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,118	$10,372
Deferred revenue	75,296	72,662
Short-term operating lease liabilities	5,505	5,071
Short-term debt	24,700	10,938
Accrued expenses and other current liabilities	46,802	47,990
Total current liabilities	168,421	147,033
Long-term debt	254,702	259,436
Deferred revenue, net of current portion	153,002	165,972
Long-term operating lease liabilities	9,330	11,375
Other liabilities	23,909	21,727
Total liabilities	609,364	605,543
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 40,333 and 39,430 shares issued and outstanding, respectively	403	394
Accumulated other comprehensive loss	(24,652)	(33,737)
Additional paid-in capital	1,049,173	1,029,542
Accumulated deficit	(322,110)	(283,249)
Total stockholders' equity	702,814	712,950
Total liabilities and stockholders' equity	$1,312,178	$1,318,493

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423
Net loss	-	-	-	(16,455)	-	(16,455)
Other comprehensive loss	-	-	-	-	(1,279)	(1,279)
Issuance of common stock	45	-	293	-	-	293
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(4)	-	(404)	-	-	(404)
Stock-based compensation	-	-	7,182	-	-	7,182
Balance at June 30, 2023	40,333	$403	$1,049,173	$(322,110)	$(24,652)	$702,814

Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	39,305	$393	$1,018,731	$46,145	$(9,083)	$1,056,186
Net loss	-	-	-	(99,267)	-	(99,267)
Other comprehensive loss	-	-	-	-	(11,972)	(11,972)
Issuance of common stock	12	-	103	-	-	103
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(134)	-	-	(134)
Stock-based compensation	-	-	5,196	-	-	5,196
Balance at June 30, 2022	39,316	$393	$1,023,896	$(53,122)	$(21,055)	$950,112

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Nine Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	-	-	-	(44,702)	-	(44,702)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841		(8,530)
Other comprehensive income	-	-	-	-	9,085	9,085
Issuance of common stock	965	10	4,677	-	-	4,687
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(62)	(1)	(4,833)	-	-	(4,834)
Stock-based compensation	-	-	30,104	-	-	30,104
Balance at June 30, 2023	40,333	$403	$1,049,173	$(322,110)	$(24,652)	$702,814

Nine Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net loss	-	-	-	(80,699)	-	(80,699)
Other comprehensive loss	-	-	-	-	(22,689)	(22,689)
Issuance of common stock	1,437	13	34,930	-	-	34,943
Stock withheld to cover tax withholdings requirements upon stock vesting	(146)	(1)	(47,959)	-	-	(47,960)
Stock-based compensation	-	-	34,572	-	-	34,572
Balance at June 30, 2022	39,316	$393	$1,023,896	$(53,122)	$(21,055)	$950,112

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,702)	$(80,699)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	13,151	18,853
Provision for (benefit from) credit loss reserve	3,626	(414)
Stock-based compensation	31,801	23,020
Non-cash interest expense	1,450	3,922
Loss on debt extinguishment	1,333	—
Deferred tax benefit	1,536	103,394
Unrealized foreign currency transaction (gain) losses	(5,441)	4,854
Other	(4,004)	283
Changes in operating assets and liabilities:
Accounts receivable	(10,951)	(21,626)
Prepaid expenses and other assets	19,902	(34,621)
Deferred costs	2,511	3,753
Accounts payable	4,799	4,638
Accrued expenses and other liabilities	(334)	(2,698)
Deferred revenue	(18,437)	(19,844)
Net cash (used in) provided by operating activities	(3,760)	2,815
Cash flows from investing activities:
Capital expenditures	(3,597)	(14,418)
Purchases of marketable securities	(18,025)	(21,153)
Sale and maturities of marketable securities	20,200	31,003
Payments for equity investments	—	(584)
Other investing activities	(1,024)	1,735
Net cash used in investing activities	(2,446)	(3,417)
Cash flows from financing activities:
Proceeds from revolving credit facility	24,700	—
Proceeds from long-term debt, net of discount	190,000	—
Payments for long-term debt issuance costs	(16,786)	—
Principal payments of long-term debt	(198,438)	(4,689)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,834)	(47,960)
Principal payment of lease liabilities arising from a finance lease	(355)	(289)
Proceeds from the issuance of common stock	4,687	34,943
Net cash used in financing activities	(1,026)	(17,995)
Effects of exchange rate changes on cash and cash equivalents	(1,515)	(1,377)
Net change in cash and cash equivalents	(8,747)	(19,974)
Cash and cash equivalents at beginning of period	94,847	128,428
Cash and cash equivalents at end of period	$86,100	$108,454
Supplemental information:
Cash paid for income taxes	$5,752	$9,868
Cash paid for interest	$11,468	$7,724

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 12.2% and 11.5%, respectively, of our Accounts receivable, net balance at June 30, 2023. One customer accounted for 17.4% of our Accounts receivable, net balance at September 30, 2022.

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

The change in the allowance for credit losses for the nine months ended June 30, 2023 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2022	$371
Credit loss provision	3,626
Effect of foreign currency translation	140
Balance as of June 30, 2023	$4,137

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. We adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach. As a result, the 3.00% Convertible Senior Notes due 2025 (the “2025 Notes” and together with the 2028 Notes (as defined below) and the 2025 Modified Notes (as defined below), the "Notes") are no longer bifurcated into separate liability and equity components. The 2028 Notes (as defined below) were issued during June 2023. The adoption does not have a material impact on our Condensed Consolidated Statements of Operations and Cash Flows.

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

Our connected service arrangements generally include services to develop, customize, and stand-up applications for each customer. In determining whether these services are distinct, we consider the dependence of the cloud service on the up-front development and stand-up, as well as availability of the services from other vendors. We have concluded that the up-front development, stand-up and customization services are not distinct performance obligations, and as such, revenue for these activities is recognized over the period during which the cloud-connected services are provided, and is included within connected services revenue. There can be instances where the customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. For such arrangements, the performance obligation of the license is completed at a point in time once the customer takes possession of the software.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$22,500	$23,317	$65,598	$80,401
Other Americas	106	20	160	57
Germany	19,861	18,880	62,652	61,520
Other Europe, Middle East and Africa	3,968	4,561	11,152	11,091
Japan	3,798	17,476	35,377	68,965
Other Asia-Pacific	11,427	24,787	38,772	47,713
Total net revenues	$61,660	$89,041	$213,711	$269,747

For the nine months ended June 30, 2023, revenues within China were $22.0 million, which were over 10% of revenues. For the three months ended June 30, 2023, revenues within China were not over 10% of revenues.

Revenues relating to two customers accounted for $10.8 million, or 17.6%, and $6.3 million, or 10.1%, of revenues for the three months ended June 30, 2023. Revenues relating to two customers accounted for $31.7 million, or 14.8%, and $23.1 million, or 10.8%, of revenues for the nine months ended June 30, 2023.

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

(d) Contract Acquisition Costs

In conjunction with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and Other assets, respectively. As of June 30, 2023 and September 30, 2022, we had $8.2 million and $8.3 million of contract acquisition costs, respectively. We had amortization expense of $0.8 million and $0.7 million related to these costs during the three months ended June 30, 2023 and 2022, respectively, and $2.4 million and $1.9 million for the nine months ended June 30, 2023 and 2022, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.2 million and $2.3 million related to these costs during the three months ended June 30, 2023 and 2022, respectively, and $7.4 million and $7.8 million for the nine months ended June 30, 2023 and 2022, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2022	$76,292
Revenues recognized but not billed	31,971
Amounts reclassified to Accounts receivable, net	(47,923)
Effect of foreign currency translation	4,247
Balance as of June 30, 2023	$64,587

Our contract liabilities, which we present as Deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2022	$238,634
Amounts billed but not recognized	58,056
Revenue recognized	(75,717)
Effect of foreign currency translation	7,325
Balance as of June 30, 2023	$228,298

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2023 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$135,113	$132,083	$21,769	$288,965

The table above includes fixed backlogs and does not include variable backlogs derived from contingent usage-based activities, such as royalties and usage-based connected services.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted net loss per share by applying the treasury stock method.

The dilutive effect of the Notes (as defined in Note 2) is reflected in net loss per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net loss per share, we would assume conversion of the Notes at the respective conversion ratio as further described in Note 14. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2023	2022	2023	2022

Numerator:
Net loss - basic and diluted	$(16,455)	$(99,267)	$(44,702)	$(80,699)

Denominator:
Weighted average common shares outstanding - basic and diluted	40,324	39,313	40,167	39,113

Net loss per common share:
Basic and diluted	$(0.41)	$(2.53)	$(1.11)	$(2.06)

We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2023	2022	2023	2022
Restricted stock unit awards	669	-	126	369
Contingently issuable stock awards	32	-	71	-
Conversion option of our Notes	4,780	4,677	4,711	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $46,404 at cost (a)	$46,404	$46,404	$-
Government securities $4,886 at cost (b)	4,817	-	4,817
Level 2:
Government securities $7,134 at cost (b)	7,082	-	7,082
Time deposits, $5,727 at cost (a)	5,727	5,727	-
Commercial paper, $5,957 at cost (b)	5,955	-	5,955
Corporate bonds, $12,184 at cost (b)	12,057	-	12,057
Debt securities, $2,000 at cost (c)	2,695	-	-
Total assets	$84,737	$52,131	$29,911

	September 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $59,146 at cost (a)	$59,138	$59,138	$-
Government securities $4,976 at cost (b)	4,892	-	4,892
Level 2:
Government securities $2,377 at cost (b)	2,361	-	2,361
Time deposits, $1,472 at cost (a)	1,472	1,472	-
Commercial paper, $7,648 at cost (b)	7,647	-	7,647
Corporate bonds, $17,328 at cost (b)	17,001	-	17,001
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$94,511	$60,610	$31,901

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

During the three and nine months ended June 30, 2023, we recorded unrealized (losses) gains related to our marketable securities of ($0.1) million and $0.2 million, respectively, within Accumulated other comprehensive loss. During the three months ended June 30, 2022, unrealized losses related to our marketable securities were immaterial. During the nine months ended June 30, 2022, we recorded unrealized losses related to our marketable securities of $0.2 million within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2023 and September 30, 2022, the estimated fair value of our Notes was $283.2 million and $155.3 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 14) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

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

Investments without readily determinable fair values were $3.1 million as of June 30, 2023 and September 30, 2022. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. There have been no adjustments to the carrying value of the investments resulting from impairments or observable price changes.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of June 30, 2023 and September 30, 2022, the total notional amount of forward contracts was $106.2 million and $63.3 million, respectively. As of June 30, 2023 and September 30, 2022, the weighted-average remaining maturity of these instruments was approximately 11.7 and 10.5 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2023 and September 30, 2022 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2023	September 30, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$533	$1,627
Foreign currency forward contracts	Other assets	236	660
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,852	1,812
Foreign currency forward contracts	Other liabilities	680	711

The following tables display a summary of the (loss) income related to foreign currency forward contracts for the three and nine months ended June 30, 2023 and 2022 (dollars in thousand):

		(Loss) income recognized in earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives not designated as hedges	Classification	2023	2022	2023	2022
Foreign currency forward contracts	Other income (expense), net	$(798)	$272	$(2,564)	$2,736

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

On June 30, 2023, we concluded that no goodwill impairment indicators were present.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2023 are as follows (dollars in thousands):

Total
Balance as of September 30, 2022	$890,802
Effect of foreign currency translation	14,108
Balance as of June 30, 2023	$904,910

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,715	$(103,278)	$4,437	1.7
Technology and patents	89,848	(89,641)	207	0.5
Total	$197,563	$(192,919)	$4,644

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,498	$(95,315)	$9,183	1.7
Technology and patents	88,600	(88,083)	517	1.2
Total	$193,098	$(183,398)	$9,700

Amortization expense related to intangible assets in the aggregate was $0.6 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $5.6 million and 12.0 million for the nine months ended June 30, 2023 and 2022, respectively. We expect amortization of intangible assets to be approximately $0.6 million for the remainder of fiscal year 2023.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to five years. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2023 and September 30, 2022:

	June 30, 2023	September 30, 2022
Weighted-average remaining lease term (in months):
Operating leases	38.8	46.5
Finance leases	27.6	35.6
Weighted-average discount rate:
Operating leases	5.2%	3.7%
Finance leases	4.4%	4.4%

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

The following table presents lease expense for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Finance lease costs:
Amortization of right of use asset	$108	$109	$324	$327
Interest on lease liability	9	12	29	39
Operating lease cost	1,594	1,677	4,925	5,184
Variable lease cost	749	843	2,248	2,532
Sublease income	(48)	(46)	(141)	(141)
Total lease cost	$2,412	$2,595	$7,385	$7,941

For operating leases, the related cash payments are included in the operating cash flows on the Condensed Consolidated Statements of Cash Flows. For the three months ended June 30, 2023 and 2022, cash payments related to operating leases were $1.7 million and $1.6 million, respectively, and $5.1 million and $5.0 million for the nine months ended June 30, 2023 and 2022, respectively. For financing leases, the related cash payments for the principal portion of the lease liability are included in the financing cash flows on the Condensed Consolidated Statement of Cash Flows and the related cash payments for the interest portion of the lease liability are included within the operating section of the Condensed Consolidated Statement of Cash Flows. For the three months ended June 30, 2023 and 2022, cash payments related to financing leases were immaterial. For the nine months ended June 30, 2023 and 2022, cash payments related to financing leases were $0.3 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended June 30, 2023 and 2022, right of use assets obtained in exchange for lease obligations were $(0.2) million and $0.3 million, respectively, and $2.7 million and $7.3 million for the nine months ended June 30, 2023 and 2022.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2023 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2023	$1,510	$104	$1,614
2024	6,059	417	6,476
2025	4,138	362	4,500
2026	2,039	53	2,092
2027	1,562	—	1,562
Thereafter	826	—	826
Total future minimum lease payments	$16,134	$936	$17,070
Less effects of discounting	(1,299)	(36)	(1,335)
Total lease liabilities	$14,835	$900	$15,735
Reported as of June 30, 2023
Short-term lease liabilities	$5,505	$392	$5,897
Long-term lease liabilities	9,330	508	9,838
Total lease liabilities	$14,835	$900	$15,735

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2023	September 30, 2022

Compensation	$22,046	$19,710
Sales and other taxes payable	8,928	4,598
Professional fees	4,300	3,866
Cost of revenue related liabilities	3,941	4,257
Interest payable	350	1,828
Other	7,237	13,731
Total	$46,802	$47,990

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2023 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2022	$1,277	$1,600	$2,877	$2,277	$5,154
Restructuring and other costs, net	7,423	310	7,733	3,342	11,075
Non-cash adjustments	—	(314)	(314)	3,300	2,986
Cash payments	(7,549)	(427)	(7,976)	(8,646)	(16,622)
Effect of foreign currency translation	(6)	26	20	—	20
Balance at June 30, 2023	$1,145	$1,195	$2,340	$273	$2,613

The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Personnel	$1,003	$1,278	$7,423	$1,528
Facilities	(33)	154	310	521
Restructuring subtotal	970	1,432	7,733	2,049
Other	202	(235)	3,342	4,537
Restructuring and other costs, net	$1,172	$1,197	$11,075	$6,586

Fiscal Year 2023

For the three months ended June 30, 2023, we recorded restructuring and other costs, net of $1.2 million which included a $1.0 million severance charge related to the elimination of personnel, $3.5 million of third-party fees relating to the modification of the 2025 Notes offset by a $3.3 million other one-time gain.

For the nine months ended June 30, 2023, we recorded restructuring and other costs, net of $11.1 million, which included a $7.4 million severance charge related to the elimination of personnel, $3.5 million of third-party fees relating to the modification of the 2025 Notes, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, offset by a $3.3 million other one-time gain.

Fiscal Year 2022

For the three months ended June 30, 2022, we recorded restructuring and other charges, net of $1.2 million, which included $1.3 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.2 million related to other one-time gains.

For the nine months ended June 30, 2022, we recorded restructuring and other charges, net of $6.6 million, which included $4.0 million, net of $5.0 million in forfeitures, in stock-based compensation due to the resignation of our former CEO and the resulting modification of certain stock-based awards, $1.5 million severance charge related to the elimination of personnel, and a $0.5 million charge resulting from the closure of facilities that will no longer be utilized.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2023 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2022	$996,016	$434,995	$1,431,011	62.49
Granted	$2,541,420	$1,343,484	$3,884,904	19.96
Vested	$(836,004)	$(79,986)	$(915,990)	57.89
Forfeited	$(313,943)	$(497,660)	$(811,603)	42.13
Non-vested at June 30, 2023	$2,387,489	$1,200,833	$3,588,322	32.73
Expected to vest			$3,588,322	32.73	1.42	104,851

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of connected services	$(42)	$97	$329	$440
Cost of professional services	205	625	2,370	2,944
Research and development	3,477	2,531	12,019	8,672
Sales and marketing	(438)	1,239	2,744	2,083
General and administrative	3,772	1,761	14,339	4,881
Restructuring and other costs, net	—	—	—	4,000
	$6,974	$6,253	$31,801	$23,020

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

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2023, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2023, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2024 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Domestic	$(9,497)	$38,167	$(19,363)	$52,366
Foreign	(3,947)	(26,440)	(17,372)	(18,327)
(Loss) income before income taxes	$(13,444)	$11,727	$(36,735)	$34,039

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

Domestic	$699	$(4,807)	$1,068	$(3,137)
Foreign	2,312	115,801	6,899	117,875
Provision for income taxes	$3,011	$110,994	$7,967	$114,738
Effective income tax rate	(22.4)%	946.5%	(21.7)%	337.1%

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

Our effective tax rate for the three months ended June 30, 2023 was negative 22.4% compared to 946.5% for the three months ended June 30, 2022. Consequently, our provision for income taxes for the three months ended June 30, 2023 was $3.0 million, a net change of $108.0 million from a provision for income taxes of $111.0 million for the three months ended June 30, 2022. This difference was primarily attributable to the establishment of a valuation allowance in a foreign jurisdiction during the three months ended June 30, 2022 in the amount of $107.6 million as discussed below.

Our effective tax rate for the nine months ended June 30, 2023 was negative 21.7% compared to 337.1% for the nine months ended June 30, 2022. Consequently, our provision for income taxes for the nine months ended June 30, 2023 was $8.0 million, a net change of $106.7 million from a provision for income taxes of $114.7 million for the nine months ended June 30, 2022. This difference was primarily attributable to the establishment of a valuation allowance in a foreign jurisdiction during the three months ended June 30, 2022 in the amount of $107.6 million as discussed below.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. expenses over five years and foreign expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the three and nine months ended June 30, 2023.

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
Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

June 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.35%	$87,500	$-	$(1,135)	$86,365
2025 Modified Notes	7/1/2028	1.50%	5.77%	87,500	(4,042)	(15,433)	68,025
2028 Notes	7/1/2028	1.50%	3.94%	102,500	-	(2,188)	100,312
Senior Credit Facility	4/1/2025	N/A	8.18%	24,700	-	-	24,700
Total debt				$302,200	$(4,042)	$(18,756)	279,402
Less: current portion of long-term debt							(24,700)
Total long-term debt							$254,702

September 30, 2022
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Notes	6/1/2025	3.00%	6.29%	$175,000	$(11,264)	$(2,832)	$160,904
Senior Credit Facility	4/1/2025	N/A	5.37%	110,938	(1,310)	(158)	109,470
Total debt				$285,938	$(12,574)	$(2,990)	270,374
Less: current portion of long-term debt							(10,938)
Total long-term debt							$259,436

The following table summarizes the maturities of our borrowing obligations as of June 30, 2023 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Senior Facilities	Total
2023	$—	$—	$24,700	$24,700
2024	—	—	—	—
2025	—	87,500	—	87,500
2026	—	—	—	—
2027	—	—	—	—
Thereafter	102,500	87,500	—	190,000
Total before unamortized discount and issuance costs and current portion	$102,500	$175,000	$24,700	$302,200
Less: unamortized discount and issuance costs	(2,188)	(20,610)	—	(22,798)
Less: current portion of long-term debt	—	—	(24,700)	(24,700)
Total long-term debt	$100,312	$154,390	$—	$254,702

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which are governed by an indenture (the "2028 Indenture"), between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. As of June 30, 2023, the initial net proceeds from the issuance of the 2028 Notes were $173.6 million after deducting transaction costs.

The 2028 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on January 1 and July 1 of each year at a rate of 1.50% per year. The 2028 Notes will mature on July 1, 2028, unless earlier converted, redeemed, or repurchased. The 2028 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

A holder of 2028 Notes may convert all or any portion of its 2028 Notes at its option at any time prior to the close of business on the business day immediately preceding April 3, 2028 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2023 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2028 Indenture) per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such 2028 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after April 3, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2028 Notes at any time, regardless of the foregoing circumstances.

The conversion rate is 24.5586 shares of our common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $40.72 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2028 Notes in connection with such a corporate event or convert its 2028 Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the 2028 Notes prior to July 6, 2026. We may redeem for cash all or any portion of the 2028 Notes (subject to certain limitations), at our option, on a redemption date occurring on or after July 6, 2026 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2028 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2028 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2028 Notes then outstanding may declare the entire principal amount of all the 2028 Notes plus accrued special interest, if any, to be immediately due and payable.

In connection with the offering of the 2028 Notes, we repurchased $87.5 million in aggregate principal amount of the 2025 Notes in a privately negotiated transaction. We specifically negotiated the repurchase of the 2025 Notes with investors who concurrently purchased the 2028 Notes. We evaluated the transaction to determine whether the exchange should be accounted for as a modification or extinguishment under the provisions of ASC 470-50, which allows for an exchange of debt instruments between the same debtor and creditor to be accounted for as a modification so long as the instruments do not have substantially different terms. Because the concurrent redemption of the 2025 Notes and a portion of issuance of the 2028 Notes were executed with the same investors, we evaluated the transaction as a debt modification, on a creditor by creditor basis. The repurchase of the 2025 Notes and issuance of the 2028 Notes were deemed to not have substantially different terms on the basis that (1) the present value of the cash flows under the terms of the new debt instrument were less than 10% different from the present value of the remaining cash flows under the terms of the original instrument and (2) the fair value of the conversion feature did not change by more than 10% of the carrying value of the 2025 Notes, and therefore, the repurchase of the 2025 Notes was accounted for as a debt modification.

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.5 million of fees paid to third-parties were expensed in the period. As of June 30, 2023, the carrying amount of the 2025 Modified Notes was $154.4 million, net of unamortized costs of $20.6 million.

If a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option shall reduce the carrying amount of the debt instrument with a corresponding increase in Additional paid-in capital. We recognized the increase in the fair value of the embedded conversion feature of $4.1 million as Additional paid-in capital and an equivalent discount that reduced the carrying value of the 2025 Modified Notes.

We accounted for $102.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.2 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2023, the carrying amount of the 2028 Notes was $100.3 million and unamortized issuance costs of $2.2 million. As of June 30, 2023, the 2028 Notes were not convertible. As of June 30, 2023, the if-converted value of the 2028 Notes was $28.9 million less than its principal amount.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by an indenture (the "2025 Indenture"), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of June 30, 2023, the if-converted value of the 2025 Modified Notes was $43.8 million less than its principal amount.

A holder of 2025 Notes may convert all or any portion of its 2025 Notes at its option at any time prior to the close of business on the business day immediately preceding March 1, 2025 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2020 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the “trading price” (as defined in the 2025 Indenture) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such 2025 Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes at any time, regardless of the foregoing circumstances.

The conversion rate is 26.7271 shares of our common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or convert its 2025 Notes called for redemption in connection with such notice of redemption, as the case may be.

We may not redeem the 2025 Notes prior to June 5, 2023. We may redeem for cash all or any portion of the 2025 Notes, at our option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the 2025 Notes are no longer bifurcated into a separate liability and equity component. The 2025 Notes are accounted for as a single liability. The issuance costs related to the 2025 Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Significant Accounting Policies for the impact of our adoption. As of June 30, 2023 and September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs, was $0 and $14.4 million, respectively.

See "1.50% Senior Convertible Notes due 2028" section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,315	$1,308	$3,931	$3,924
Amortization of debt discount	11	943	11	2,786
Amortization of issuance costs	346	237	902	700
Total interest expense related to the Notes	$1,672	$2,488	$4,844	$7,410

The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2023. As of June 30, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On November 22, 2022 (the "Amendment No. 2 Effective Date"), we entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of June 30, 2023, we were in compliance with all Credit Agreement covenants.

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

In connection with the issuance of the 2028 Notes, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. As of June 30, 2023, all principal and interest on the Term Loan Facility have been paid in full. On July 3, 2023, we repaid the outstanding balance on our Revolving Facility.

Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2023 and 2022 was $2.4 million and $1.1 million, respectively, and $6.6 million and $2.9 million for the nine months ended June 30, 2023 and 2022, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2022. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry, including shipping and production issues and expected production improvements, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by Part II, Item 1A of this Quarterly Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Our principal offering is our software platform, which our customers use to build virtual assistants that can communicate, find information, and take action across an expanding variety of categories. Our software platform has a hybrid architecture combining edge software components with cloud-connected components. Edge software components are installed on a vehicle’s head unit and can operate without access to external networks and information. Cloud-connected components are comprised of certain speech and natural language understanding related technologies, AI-enabled personalization and context-based response frameworks, and content integration platform.

We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some level of visibility into future revenue.

Impact of COVID-19 on our Business

The COVID-19 pandemic has adversely affected, and may continue to adversely affect our business and financial results. We have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as updated by Part II, Item 1A of this Quarterly Report.

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

The condensed consolidated balance sheet data as of September 30, 2022 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2023.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:

•
Total revenue decreased by $27.3 million, or 30.8%, to $61.7 million from $89.0 million.
•
Operating margin decreased 31.5 percentage points to negative 13.8% from 17.7%.
•
Cash used in operating activities was $8.2 million, a net change of $4.3 million from cash used in operating activities of $3.9 million.

For the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022:

•
Total revenue decreased by $56.0 million, or 20.8%, to $213.7 million from $269.7 million.
•
Operating margin decreased 31.3 percentage points to negative 14.6% from 16.7%.
•
Cash used in operating activities was $3.8 million, a net change of $6.6 million from cash provided by operating activities of $2.8 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue:
License	$25,837	$46,452	$102,054	$139,610
Connected services	18,583	19,990	55,903	67,475
Professional services	17,240	22,599	55,754	62,662
Total revenues	61,660	89,041	213,711	269,747
Cost of revenue:
License	2,343	585	6,166	1,692
Connected services	5,562	5,391	18,218	16,766
Professional services	12,930	18,173	47,441	51,448
Amortization of intangible assets	103	103	310	2,879
Total cost of revenues	20,938	24,252	72,135	72,785
Gross profit	40,722	64,789	141,576	196,962
Operating expenses:
Research and development	30,202	26,040	88,190	81,808
Sales and marketing	4,277	8,299	21,656	22,487
General and administrative	13,019	10,614	46,453	31,941
Amortization of intangible assets	553	2,862	5,297	9,151
Restructuring and other costs, net	1,172	1,197	11,075	6,586
Total operating expenses	49,223	49,012	172,671	151,973
(Loss) income from operations	(8,501)	15,777	(31,095)	44,989
Interest income	1,207	243	3,240	416
Interest expense	(4,120)	(3,815)	(11,637)	(10,602)
Other income (expense), net	(2,030)	(478)	2,757	(764)
(Loss) income before income taxes	(13,444)	11,727	(36,735)	34,039
Provision for income taxes	3,011	110,994	7,967	114,738
Net loss	$(16,455)	$(99,267)	$(44,702)	$(80,699)

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

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Notes and Senior Credit Facilities.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2023	% of Total	2022	% of Total	2023 vs. 2022
License	$25,837	41.9%	$46,452	52.2%	(44.4)%
Connected services	18,583	30.1%	19,990	22.5%	(7.0)%
Professional services	17,240	28.0%	22,599	25.3%	(23.7)%
Total revenues	$61,660		$89,041		(30.8)%

Total revenues for the three months ended June 30, 2023 were $61.7 million, a decrease of $27.3 million, or 30.8%, from $89.0 million for the three months ended June 30, 2022. The decrease in revenues was across all product types. Our license revenue is highly dependent on vehicle production. We expect our business in fiscal year 2023 to continue to be impacted by the ongoing semiconductor shortage, shipping and production issues, and inflation. However, we expect a slow, but gradual, improvement in auto production during fiscal year 2023.

License Revenue

License revenue for the three months ended June 30, 2023 was $25.8 million, a decrease of $20.7 million, or 44.4%, from $46.5 million for the three months ended June 30, 2022. The decrease in license revenue was driven by a $23.3 million decrease in minimum purchase commitments and prepaid deals. This decrease was partially offset by a $3.5 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue decreased 10.3 percentage points from 52.2% for the three months ended June 30, 2022 to 41.9% for the three months ended June 30, 2023.

Connected Services Revenue

Connected services revenue for the three months ended June 30, 2023 was $18.6 million, a decrease of $1.4 million, or 7.0%, from $20.0 million for the three months ended June 30, 2022. This decrease was primarily driven by lower demand for our connected services solutions. As a percentage of total revenues, connected services revenue increased by 7.6 percentage points from 22.5% for the three months ended June 30, 2022 to 30.1% for the three months ended June 30, 2023.

Professional Services Revenue

Professional service revenue for the three months ended June 30, 2023 was $17.2 million, a decrease of $5.4 million, or 23.7%, from $22.6 million for the three months ended June 30, 2022. This decrease was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 2.7 percentage points from 25.3% for the three months ended June 30, 2022 to 28.0% for the three months ended June 30, 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2023	% of Total	2022	% of Total	2023 vs. 2022
License	$102,054	47.8%	$139,610	51.8%	(26.9)%
Connected services	55,903	26.2%	67,475	25.0%	(17.2)%
Professional services	55,754	26.0%	62,662	23.2%	(11.0)%
Total revenues	$213,711		$269,747		(20.8)%

Total revenues for the nine months ended June 30, 2023 were $213.7 million, a decrease of $56.0 million, or 20.8%, from $269.7 million for the nine months ended June 30, 2022. The decrease in revenues was across all product types. Our license revenue is highly dependent on vehicle production. We expect our business in fiscal year 2023 to continue to be impacted by the ongoing semiconductor shortage, shipping and production issues, and inflation. However, we expect a slow, but gradual, improvement in auto production during fiscal year 2023.

License Revenue

License revenue for the nine months ended June 30, 2023 was $102.1 million, a decrease of $37.5 million, or 26.9%, from $139.6 million for the nine months ended June 30, 2022. The decrease in license revenue was driven by a $45.4 million decrease in minimum purchase commitments and prepaid deals and a $6.5 million decrease in revenue generated from non-automotive markets. This decrease was partially offset by a $14.3 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue decreased 4.0 percentage points from 51.8% for the nine months ended June 30, 2022 to 47.8% for the nine months ended June 30, 2023.

Connected Services Revenue

Connected services revenue for the nine months ended June 30, 2023 was $55.9 million, a decrease of $11.6 million, or 17.2%, from $67.5 million for the nine months ended June 30, 2022. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance Communications Inc. through a 2013 acquisition. As a percentage of total revenues, connected services revenue increased by 1.2 percentage points from 25.0% for the nine months ended June 30, 2022 to 26.2% for the nine months ended June 30, 2023.

Professional Services Revenue

Professional service revenue for the nine months ended June 30, 2023 was $55.8 million, a decrease of $6.9 million, or 11.0%, from $62.7 million for the nine months ended June 30, 2022. This decrease was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 2.8 percentage points from 23.2% for the nine months ended June 30, 2022 to 26.0% for the nine months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
License	$2,343	$585	300.5%
Connected services	5,562	5,391	3.2%
Professional services	12,930	18,173	(28.9)%
Amortization of intangibles	103	103	—
Total cost of revenues	$20,938	$24,252	(13.7)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
License	$23,494	$45,867	(48.8)%
Connected services	13,021	14,599	(10.8)%
Professional services	4,310	4,426	(2.6)%
Amortization of intangibles	(103)	(103)	—
Total gross profit	$40,722	$64,789	(37.1)%

Total cost of revenues for the three months ended June 30, 2023 were $20.9 million, a decrease of $3.4 million, or 13.7%, from $24.3 million for the three months ended June 30, 2022.

We experienced a decrease in total gross profit of $24.1 million, or 37.1%, from $64.8 million for the three months ended June 30, 2022 to $40.7 million for the three months ended June 30, 2023. The decrease was primarily driven by a decline in revenues.

Cost of License Revenue

Cost of license revenue for the three months ended June 30, 2023 was $2.3 million, an increase of $1.7 million, or 300.5%, from $0.6 million for the three months ended June 30, 2022. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 8.8 percentage points from 2.4% for the three months ended June 30, 2022 to 11.2% for the three months ended June 30, 2023.

License gross profit decreased by $22.4 million, or 48.8%, for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022, primarily due to declines in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended June 30, 2023 was $5.6 million, an increase of $0.2 million, or 3.2%, from $5.4 million for the three months ended June 30, 2022. Cost of connected services revenue increased primarily due to a $0.3 million increase in our cloud infrastructure costs and a $0.3 million increase from higher internal allocated labor. The increase was partially offset by a $0.4 million decrease in salary-related expenditures. As a percentage of total cost of revenues, cost of connected service revenue increased by 4.4 percentage points from 22.2% for the three months ended June 30, 2022 to 26.6% for the three months ended June 30, 2023.

Connected services gross profit decreased $1.6 million, or 10.8%, from $14.6 million for the three months ended June 30, 2022 to $13.0 million for the three months ended June 30, 2023, primarily due to declines in connected services revenues.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended June 30, 2023 was $12.9 million, a decrease of $5.3 million, or 28.9%, from $18.2 million for the three months ended June 30, 2022. Cost of professional services revenue decreased primarily due to a $2.6 million decrease in third-party contractor costs, a $2.6 million decrease in salary-related expenditures and a $0.4 million decrease in stock-based compensation. The decrease was partially offset by a $1.1 million increase in internal allocated labor. As a percentage of total cost of revenues, cost of professional services revenue decreased by 13.1 percentage points from 74.9% for the three months ended June 30, 2022 to 61.8% for the three months ended June 30, 2023.

Professional services gross profit decreased $0.1 million, or 2.6%, from $4.4 million for the three months ended June 30, 2022 to $4.3 million for the three months ended June 30, 2023, which was primarily due to the composition of our professional service arrangements.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
License	$6,166	$1,692	264.4%
Connected services	18,218	16,766	8.7%
Professional services	47,441	51,448	(7.8)%
Amortization of intangibles	310	2,879	(89.2)%
Total cost of revenues	$72,135	$72,785	(0.9)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
License	$95,888	$137,918	(30.5)%
Connected services	37,685	50,709	(25.7)%
Professional services	8,313	11,214	(25.9)%
Amortization of intangibles	(310)	(2,879)	89.2%
Total gross profit	$141,576	$196,962	(28.1)%

Total cost of revenues for the nine months ended June 30, 2023 were $72.1 million, a decrease of $0.7 million, or 0.9%, from $72.8 million for the nine months ended June 30, 2022.

We experienced a decrease in total gross profit of $55.4 million, or 28.1%, from $197.0 million for the nine months ended June 30, 2022 to $141.6 million for the nine months ended June 30, 2023. The decrease was primarily due to declines in revenues.

Cost of License Revenue

Cost of license revenue for the nine months ended June 30, 2023 was $6.2 million, an increase of $4.5 million, or 264.4%, from $1.7 million for the nine months ended June 30, 2022. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 6.2 percentage points from 2.3% for the nine months ended June 30, 2022 to 8.5% for the nine months ended June 30, 2023.

License gross profit decreased by $42.0 million, or 30.5%, for the nine months ended June 30, 2023 when compared to the nine months ended June 30, 2022, primarily due to declines in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the nine months ended June 30, 2023 was $18.2 million, an increase of $1.4 million, or 8.7%, from $16.8 million for the nine months ended June 30, 2022. Cost of connected services revenue increased primarily due to a $1.0 million increase in our cloud infrastructure costs and a $0.4 million increase from higher internal allocated labor. The increase was partially offset by a $0.5 million decrease in salary-related expenditures. As a percentage of total cost of revenues, cost of connected service revenue increased by 2.3 percentage points from 23.0% for the nine months ended June 30, 2022 to 25.3% for the nine months ended June 30, 2023.

Connected services gross profit decreased $13.0 million, or 25.7%, from $50.7 million for the nine months ended June 30, 2022 to $37.7 million for the nine months ended June 30, 2023, driven by declines in connected services revenues due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for the nine months ended June 30, 2023 was $47.4 million, a decrease of $4.0 million, or 7.8%, from $51.4 million for the nine months ended June 30, 2022. Cost of professional services revenue decreased primarily due to a $3.9 million decrease in salary-related expenditures, a $2.0 million decrease in third-party contractor costs, and a $0.6 million decrease in stock-based compensation costs. The decrease was partially offset by a $1.5 million increase in internal allocated labor, and a $0.9 million increase in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of professional services revenue decreased by 4.9 percentage points from 70.7% for the nine months ended June 30, 2022 to 65.8% for the nine months ended June 30, 2023.

Professional services gross profit decreased $2.9 million, or 25.9%, from $11.2 million for the nine months ended June 30, 2022 to $8.3 million for the nine months ended June 30, 2023, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Research and development	$30,202	$26,040	16.0%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2023 were $30.2 million, an increase of $4.2 million, or 16.0%, from $26.0 million for the three months ended June 30, 2022. The increase was primarily attributable to a $2.1 million decrease in capitalized costs associated with internally developed software, a $1.2 million increase in third-party contractor costs, a $1.0 million increase in salary-related expenditures, and a $0.9 million increase in stock-based compensation costs. The increase was partially offset by a $1.5 million decrease in internally allocated labor. As a percentage of total operating expenses, R&D expenses increased by 8.3 percentage points from 53.1% for the three months ended June 30, 2022 to 61.4% for the three months ended June 30, 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Research and development	$88,190	$81,808	7.8%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2023 were $88.2 million, an increase of $6.4 million, or 7.8%, from $81.8 million for the nine months ended June 30, 2022. The increase was primarily attributable to a $6.2 million decrease in capitalized costs associated with internally developed software, a $3.3 million increase in stock-based compensation costs, and a $2.0 million increase in third-party contractor costs. The increase was partially offset by a $3.2 million decrease in salary-related expenditures, a $1.6 million decrease in internally allocated labor, and a $0.4 million decrease in hardware and software expenditures. As a percentage of total operating expenses, R&D expenses decreased by 2.7 percentage points from 53.8% for the nine months ended June 30, 2022 to 51.1% for the nine months ended June 30, 2023.

Sales & Marketing Expenses

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$4,277	$8,299	(48.5)%

Sales and marketing expenses for the three months ended June 30, 2023 were $4.3 million, a decrease of $4.0 million, or 48.5%, from $8.3 million for the three months ended June 30, 2022. The decrease in sales and marketing expenses was primarily attributable to a $2.2 million decrease in salary-related expenditures and a $1.7 million decrease in stock-based compensation costs. As a percentage of total operating expenses, sales and marketing expenses decreased by 8.2 percentage points from 16.9% for the three months ended June 30, 2022 to 8.7% for the three months ended June 30, 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$21,656	$22,487	(3.7)%

Sales and marketing expenses for the nine months ended June 30, 2023 were $21.7 million, a decrease of $0.8 million, or 3.7%, from $22.5 million for the nine months ended June 30, 2022. The decrease in sales and marketing expenses was primarily attributable to a $2.4 million decrease in salary-related expenditures, partially offset by a $0.6 million increase in travel-related expenditures, a $0.7 million increase in stock-based compensation costs and a $0.6 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 2.3 percentage points from 14.8% for the nine months ended June 31, 2022 to 12.5% for the nine months ended June 30, 2023.

General & Administrative Expenses

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$13,019	$10,614	22.7%

General and administrative expenses for the three months ended June 30, 2023 were $13.0 million, an increase of $2.4 million, or 22.7%, from $10.6 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to a $2.0 million increase in stock-based compensation costs, and a $0.8 million increase in professional services. As a percentage of total operating expenses, general and administrative expenses increased by 4.7 percentage points from 21.7% for the three months ended June 30, 2022 to 26.4% for the three months ended June 30, 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$46,453	$31,941	45.4%

General and administrative expenses for the nine months ended June 30, 2023 were $46.5 million, an increase of $14.6 million, or 45.4%, from $31.9 million for the nine months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to a $9.5 million increase in stock-based compensation costs, a $4.0 million increase in credit loss provision, including a $3.8 million provision relating to one international electric vehicle maker, a $0.7 million increase in hardware and software expenditures. As a percentage of total operating expenses, general and administrative expenses increased by 5.9 percentage points from 21.0% for the nine months ended June 30, 2022 to 26.9% for the nine months ended June 30, 2023.

Amortization of Intangible Assets

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Cost of revenues	$103	$103	—
Operating expense	553	2,862	(80.7)%
Total amortization	$656	$2,965	(77.9)%

Intangible asset amortization for the three months ended June 30, 2023 was $0.7 million, a decrease of $2.3 million, or 77.9%, from $3.0 million for the three months ended June 30, 2022. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2023 and 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues increased by 0.1 percentage points from 0.4% for the three months ended June 30, 2022 to 0.5% for the three months ended June 30, 2023. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 4.7 percentage points from 5.8% for the three months ended June 30, 2022 as compared to 1.1% for the three months ended June 30, 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Cost of revenues	$310	$2,879	(89.2)%
Operating expense	5,297	9,151	(42.1)%
Total amortization	$5,607	$12,030	(53.4)%

Intangible asset amortization for the nine months ended June 30, 2023 was $5.6 million, a decrease of $6.4 million, or 53.4%, from $12.0 million for the nine months ended June 30, 2022. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2023 and 2022. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 3.6 percentage points from 4.0% for the nine months ended June 30, 2022 to 0.4% for the nine months ended June 30, 2023. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.9 percentage points from 6.0% for the nine months ended June 30, 2022 as compared to 3.1% for the nine months ended June 30, 2023.

Restructuring and Other Costs, Net

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Restructuring and other costs, net	$1,172	$1,197	(2.1)%

Fiscal Year 2023

For the three months ended June 30, 2023, we recorded restructuring and other costs, net of $1.2 million which included a $1.0 million severance charge related to the elimination of personnel, $3.5 million of third-party fees relating to the modification of the 2025 Notes, offset by a $3.3 million other one-time gain.

Fiscal Year 2022

For the three months ended June 30, 2022, we recorded restructuring and other charges, net of $1.2 million, which included $1.3 million severance charges related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.2 million related to other one-time gains.

As a percentage of total operating expenses, restructuring and other costs, net remained flat at 2.4% for the three months ended June 30, 2022 and 2023.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Restructuring and other costs, net	$11,075	$6,586	68.2%

Fiscal Year 2023

For the nine months ended June 30, 2023, we recorded restructuring and other costs, net of $11.1 million, which included a $7.4 million severance charge related to the elimination of personnel, $3.5 million of third-party fees relating to the modification of the 2025 Notes, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, offset by a $3.3 million other one-time gain.

Fiscal Year 2022

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

As a percentage of total operating expenses, restructuring and other costs, net increased by 2.1 percentage points from 4.3% for the nine months ended June 30, 2022 to 6.4% for the nine months ended June 30, 2023.

Total Other Expense, Net

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Interest income	$1,207	$243	396.7%
Interest expense	(4,120)	(3,815)	8.0%
Other income (expense), net	(2,030)	(478)	324.7%
Total other expense, net	$(4,943)	$(4,050)	22.0%

Total other expense, net for the three months ended June 30, 2023 was expense of $4.9 million, a change of $0.8 million from $4.1 million of expense for the three months ended June 30, 2022. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in Other income (expense), net was primarily driven by a $1.3 loss on the extinguishment of debt related to our Term Loan Facility. For further information, see “Liquidity and Capital Resources” below.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Interest income	$3,240	$416	678.8%
Interest expense	(11,637)	(10,602)	9.8%
Other income (expense), net	2,757	(764)	(460.9)%
Total other expense, net	$(5,640)	$(10,950)	(48.5)%

Total other expense, net for the nine months ended June 30, 2023 was expense of $5.6 million, a change of $5.4 million from $11.0 million of expense for the nine months ended June 30, 2022. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in Other income (expense), net was primarily driven by a $1.3 million loss on the extinguishment of debt related to our Term Loan Facility, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Provision for income taxes	$3,011	$110,994	(97.3)%
Effective income tax rate %	(22.4)%	946.5%

Our effective income tax rate for the three months ended June 30, 2023 was negative 22.4%, compared to 946.5% for the three months ended June 30, 2022. Our provision for income taxes for the three months ended June 30, 2023 was $3.0 million, a net change of $108.0 million from a provision for income taxes of $111.0 million for the three months ended June 30, 2022. This difference was primarily attributable to the establishment of a valuation allowance in a foreign jurisdiction during the three months ended June 30, 2022 in the amount of $107.6 million.

Nine Months Ended June 30, 2023 Compared with Nine Months Ended June 30, 2022

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Provision for income taxes	$7,967	$114,738	(93.1)%
Effective income tax rate%	(21.7)%	337.1%

Our effective income tax rate for the nine months ended June 30, 2023 was negative 21.7%, compared to 337.1% for the nine months ended June 30, 2022. Our provision for income taxes for the nine months ended June 30, 2023 was $8.0 million, a net change of $106.7 million from a provision for income taxes of $114.7 million for the nine months ended June 30, 2022. This difference was primarily attributable to the establishment of a valuation allowance in a foreign jurisdiction during the three months ended June 30, 2022 in the amount of $107.6 million.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2023, we had $116.0 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of June 30, 2023, our net working capital, excluding deferred revenue and deferred costs, was $118.4 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the nine months ended June 30, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenue related to these long-term contracts were previously included in our variable backlog, which includes estimated future revenue from variable forecasted royalties related to our embedded and connected businesses. These minimum purchase commitment deals accounted for $47.1 million of revenue for the nine months ended June 30, 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $116.0 million of cash, cash equivalents, and marketable securities as of June 30, 2023, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2023	2024 - 2025	2026 - 2027	Thereafter	Total
2028 Notes	$-	$-	$-	$102,500	$102,500
Interest payable on the 2028 Notes (a)	607	4,739	4,776	1,810	11,932
2025 Modified Notes	-	87,500	-	87,500	175,000
Interest payable on the 2025 Modified Notes (a)	2,325	17,315	8,993	3,584	32,217
Senior Credit Facilities	24,700	-	-	-	24,700
Interest payable on Senior Credit Facilities (b)	34	-	-	-	34
Operating leases	1,510	10,197	3,601	826	16,134
Operating leases under restructuring (c)	(22)	276	380	-	633
Financing leases	104	779	53	-	936
Total material cash requirements	$29,258	$120,806	$17,803	$196,220	$364,086

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2023.
(b)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of June 30, 2023.
(c)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of June 30, 2023, we anticipate sublease income of $0.9 million through fiscal year 2024.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings on acceptable terms. Inflation and rising interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption, market volatility or recent bank failures, could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 2028 Notes, which are governed by the 2028 Indenture, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. As of June 30, 2023, the initial net proceeds from the issuance of the 2028 Notes were $173.6 million after deducting transaction costs.

The 2028 Notes are senior, unsecured obligations and will accrue interest payable semiannually in arrears on January 1 and July 1 of each year at a rate of 1.50% per year. The 2028 Notes will mature on July 1, 2028, unless earlier converted, redeemed, or repurchased. The 2028 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate is 24.5586 shares of our common stock per $1,000 principal amount of 2028 Notes (equivalent to an initial conversion price of approximately $40.72 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

In connection with the offering of the 2028 Notes, we repurchased $87.5 million in aggregate principal amount of the 2025 Notes in a privately negotiated transaction. We specifically negotiated the repurchase of the 2025 Notes with investors who concurrently purchased the 2028 Notes. We evaluated the transaction to determine whether the exchange should be accounted for as a modification or extinguishment under the provisions of ASC 470-50, which allows for an exchange of debt instruments between the same debtor and creditor to be accounted for as a modification so long as the instruments do not have substantially different terms. Because the concurrent redemption of the 2025 Notes and a portion of issuance of the 2028 Notes were executed with the same investors, we evaluated the transaction as a debt modification, on a creditor by creditor basis. The repurchase of the 2025 Notes and issuance of the 2028 Notes were deemed to not have substantially different terms on the basis that (1) the present value of the cash flows under the terms of the new debt instrument were less than 10% different from the present value of the remaining cash flows under the terms of the original instrument and (2) the fair value of the conversion feature did not change by more than 10% of the carrying value of the 2025 Notes, and therefore, the repurchase of the 2025 Notes was accounted for as a debt modification.

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.5 million of fees paid to third-parties were expensed in the period. As of June 30, 2023, the carrying amount of the 2025 Modified Notes was $154.4 million, net of unamortized costs of $20.6 million.

If a convertible debt instrument is modified or exchanged in a transaction that is not accounted for as an extinguishment, an increase in the fair value of the embedded conversion option shall reduce the carrying amount of the debt instrument with a corresponding increase in Additional paid-in capital. We recognized the increase in the fair value of the embedded conversion feature of $4.1 million as Additional paid-in capital and an equivalent discount that reduced the carrying value of the 2025 Modified Notes.

We accounted for $102.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.2 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2023, the carrying amount of the 2028 Notes was $100.3 million and unamortized issuance costs of $2.2 million. As of June 30, 2023, the 2028 Notes were not convertible.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 2025 Notes, including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by the 2025 Indenture, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

The conversion rate is 26.7271 shares of our common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $37.42 per share of our common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such a corporate event or convert its 2025 Notes called for redemption in connection with such notice of redemption, as the case may be.

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. After the adoption of ASU 2020-06, the 2025 Notes are no longer bifurcated into a separate liability and equity component. The 2025 Notes are accounted for as a single liability. The issuance costs related to the 2025 Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Significant Accounting Policies for the impact of our adoption. As of June 30, 2023 and September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs, was $0 and $14.4 million, respectively.

See "1.50% Senior Convertible Notes due 2028" section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,315	$1,308	$3,931	$3,924
Amortization of debt discount	11	943	11	2,786
Amortization of issuance costs	346	237	902	700
Total interest expense related to the Notes	$1,672	$2,488	$4,844	$7,410

The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2023. As of June 30, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On November 22, 2022, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023. During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of June 30, 2023, we were in compliance with all Credit Agreement covenants.

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

In connection with the issuance of the 2028 Notes, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. As of June 30, 2023, all principal and interest on the Term Loan Facility have been paid in full. On July 3, 2023, we repaid the outstanding balance on our Revolving Facility.

Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2023 and 2022 was $2.4 million and $1.1 million, respectively, and $6.6 million and $2.9 million for the nine months ended June 30, 2023 and 2022, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2023 and 2022, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2023	2022	2023 vs. 2022
Net cash (used in) provided by operating activities	$(3,760)	$2,815	(233.6)%
Net cash used in investing activities	(2,446)	(3,417)	(28.4)%
Net cash used in financing activities	(1,026)	(17,995)	(94.3)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,515)	(1,377)	10.0%
Net changes in cash and cash equivalents	$(8,747)	$(19,974)	(56.2)%

Net Cash (Used in) Provided by Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2023 was $3.8 million, a net change of $6.6 million, or 233.6%, from net cash provided by operating activities of $2.8 million for the nine months ended June 30, 2022. The change in cash flows were primarily due to:

•
A decrease of $74.5 million from income before non-cash charges;
•
An increase of $66.5 million due to favorable changes in working capital primarily related to accounts receivable and prepaid expenses and other assets; and
•
An increase of $1.4 million from changes in deferred revenue.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended June 30, 2023 was $2.4 million, a net change of $1.0 million, or 28.4%, from $3.4 million of cash used in investing activities for the nine months ended June 30, 2022. The change in cash flows were primarily due to:

•
A decrease of $10.8 million in capital expenditures; and
•
A decrease of $7.7 million net cash inflow related to marketable securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2023 was $1.0 million, a net change of $17.0 million, from cash used in financing activities of $18.0 million for the nine months ended June 30, 2022. The change in cash flows were primarily due to:

•
An increase of $193.8 million in principal payments of long-term debt;
•
An increase of $190.0 million in proceeds from long-term debt;
•
A decrease of $43.1 million in payments of tax related withholdings due to the net settlement of equity awards;
•
A decrease of $30.3 million in proceeds from the issuance of our common stock;
•
An increase of $24.7 million in proceeds from our revolving credit facility; and
•
An increase of $16.8 million in payments for long-term debt issuance costs.

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

On June 30, 2023, we concluded that no goodwill impairment indicators were present.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $106.2 million at June 30, 2023. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $7.8 million at June 30, 2023. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At June 30, 2023, we held approximately $86.1 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.5 million per annum, based on June 30, 2023 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of June 30, 2023, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
•
bankruptcies.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), was placed into receivership with the Federal Deposit Insurance Corporation ("FDIC"), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although we do not have deposits with SVB, or any other financial institution currently in receivership, we maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

Item 5. Other Information.

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Stefan Ortmanns, Chief Executive Officer of the Company, has entered into a trading plan on May 26, 2023 (the “Plan”) covering periods after the date of this Quarterly Report in accordance with our policy governing transactions in our securities. The 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan provides for the sale of up to 151,432 shares of our common stock less any shares withhold to cover tax withholding obligations and will be terminated on the earlier of (a) November 30, 2023, (b) the first date on which all trades have been executed, and (c) the date notice to terminate is provided. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and Regulation S-K, Item 408(a) and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
4.1	Indenture, dated as of June 26, 2023, by and between Cerence Inc. and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-39030	4.1	June 26, 2023
4.2	Form of Global Note, representing Cerence Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.2	June 26, 2023
10.1†	Transitional Service and Advisory Agreement by and between Cerence Inc. and Prateek Kathpal		10-Q	001-39030	10.1	May 9, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: August 9, 2023	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)