Form 10-K
period 2023-09-30
Cerence Inc.
filed 2023-11-29
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price of the common stock on the Nasdaq Global Select Market for such date.

The number of shares of Registrant’s common stock outstanding as of November 13, 2023 was 41,135,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2023.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Form 10-K, filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence”, the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals, or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine and the developing conflict between Israel and Hamas, and inflation and rising interest rates;
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
•
our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (LLMs);
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

Risk Factor Summary

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

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
•
We may be unable to attract and retain key personnel.
•
We depend on skilled employees and could be impacted by a shortage of critical skills.
•
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
•
The development and use of artificial intelligence AI (AI) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.
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

Risks Relating to the Spin-Off

•
If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to Nuance Communications Inc. (“Nuance”), which could adversely affect our business, financial condition and results of operations.
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
•
Certain provisions in our organizational documents, including amendments thereto, and Delaware law may discourage takeovers.
•
Our organizational documents, including amendments thereto, designate the courts of the State of Delaware or the U.S. district courts as the sole and exclusive forum for certain types of proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

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

We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. Through our over 20 years in the automotive industry, we have developed longstanding industry relationships and benefit from incumbency. We have existing relationships with all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us visibility into future revenue. We have master agreements or similar commercial arrangements in place with many of our customers, supporting customer retention over the long term.

As of September 30, 2023, we had five-year remaining performance obligations of $270.3 million. As of September 30, 2023, we had variable five-year backlog of $975.4 million, which includes estimated future revenue from variable forecasted royalties related to our embedded, connected, and professional service businesses. Our estimate of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Anticipated shipments are based on historical shipping experience and current customer projections that management believes are reasonable as of the date of this Form 10-K. Both our embedded and connected technologies are priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our five-year remaining performance obligations may not be indicative of our actual future revenue. The revenue we actually recognize is subject to several factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations. As of September 30, 2023, we estimate our five-year backlog to be $1.2 billion, including $270.3 million of five-year remaining performance obligations and $975.4 million of five-year variable backlog. As of September 30, 2022, the estimated five-year backlog was $1.1 billion.

Our solutions have been installed in more than 475 million automobiles to date, including over 47 million new vehicles in fiscal year 2023 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 54% of all cars shipped during the fiscal year ended September 30, 2023 included Cerence technologies. Cerence hybrid solutions shipped on approximately 11.0 million vehicles during the fiscal year ended September 30, 2023. In aggregate, over 80 OEMs and Tier 1 suppliers worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese, Japanese and Hindi.

In fiscal year 2023, we generated revenue of $294.5 million, a decrease of 10.2% compared to $327.9 million for the fiscal year ended September 30, 2022. We recorded net loss of $56.3 million for the fiscal year ended September 30, 2023, a change of 81.9% compared to net loss of $310.8 million recorded for the fiscal year ended September 30. 2022. The financial information included herein may not necessarily reflect our results of operations in the future.

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

Our Capabilities

Our mission is to empower the transportation ecosystem with digital platform solutions for connected and autonomous vehicles. We deliver automotive cognitive assistance solutions that are conversational and intuitive and that enable OEMs to strengthen the emotional connection with their end users through a distinct, consistent, branded experience. We continue to extend these solutions to two-wheel vehicles and trucks and other transportation means. Our principal offering is our software platform, which our customers use to build virtual assistants that can communicate, find information and take action across an expanding variety of categories, including navigation, control, media, communication, information and tools. Our software, developed in deep partnership with the automotive industry, improves the mobility experience for drivers and passengers all over the world.

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
•
Deliver new functionality to existing installed base. Our solutions have been installed in more than 475 million vehicles to date. Our large installed base represents an opportunity to deliver new features and software. Depending on system capabilities, we are able to deliver updated functionality to our users in the form of embedded software upgrades performed by dealers and over-the-air updates delivered from the cloud.
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
•
Expand into adjacent transportation markets. Today, we primarily target the automobile market. However, our products and technology also have application to other modes of transportation. Any types of vehicles that move people are potential applications for our technology. We have integrated our technologies and solutions within the two-wheel vehicle market and have explored opportunities in trucks and recreational vehicles, public transit, and fleet markets. In total, we believe these adjacent markets represent an important growth opportunity.

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

We employ approximately 1,000 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $123.3 million, $107.1 million and $112.1 million for fiscal years 2023, 2022 and 2021, respectively.

We believe that continued investment in research and development will be critical for us to continue to deliver market-leading solutions for automotive cognitive assistance. Accordingly, we intend to continue to invest in our product portfolio and allocate capital and resources to our growth opportunities.

Customers

Our customers include all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, XPeng, Stallantis, Ford, Daimler, Geely, Renault-Nissan, SAIC, Toyota, Harley Davidson, Volkswagen Group and many others and represented approximately 49% of our sales in fiscal year 2023. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include Aptiv, Bosch, Continental, DENSO TEN, NIO, Harman and many others and represented approximately 51% of our business in fiscal year 2023.

Our revenue base is geographically diverse. In fiscal year 2023, approximately 30%, 35% and 35% of our revenue came from the Americas, Europe and Asia, respectively.

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

Human Capital

Summary

As of September 30, 2023, we had approximately 1,700 full-time employees, including approximately 100 in sales and marketing, approximately 200 in administrative functions, approximately 400 in professional services, and approximately 1,000 in research and development. Approximately 90% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union; however many of our employees in Europe are represented by workers councils or labor unions. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.

Culture and Work Environment

We’re a group of highly motivated collaborators who share a common passion for creating meaningful change in our industry and shaping the future of mobility. We are committed to attracting and retaining the best and brightest talent and building a culture of transparency, trust, and respect.

We are proactively nurturing our culture by investing in our people, processes and professional development. We understand our people are critical for our continued success and are focused on helping our employees grow at every stage of their career. To help employees at every level develop professional skills to advance in their careers, we offer the Take Charge of Your Career Program. Through regular seminars and workshops, our people learn diverse skills that include leadership, negotiating, communicating, goal setting, and more. We provide access to world-class continuing education opportunities and resources including on-demand, self-paced learning opportunities via Linkedin Learning.

Our teams are also continuously connecting through our local social committees, which bring teams together while promoting engagement, inclusion, and community-service. With more than 80 employees serving on these committees and approximately 70% of employees participating in at least one event live or digitally, this employee-driven initiative supports our company’s values. Our social committees organize numerous events including luncheons, karaoke, archery, yoga, hiking, fun runs, and community cleanup days.

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

Diversity and Inclusion

We are a global team that seeks to build a diverse and inclusive workplace built upon the different perspectives, beliefs, and backgrounds of our people. We embrace what makes us each unique. Strengthening diversity enables us to bring our collective ideas together to make the best decisions for the global community we serve. Our leadership and our people recognize that our efforts must include and support racial, ethnic, cultural, age, experience, gender, and LGBTQ+ diversity. To support our efforts, break down biases, and improve our ways of working collaboratively toward greater innovation, we have a company-wide Gender Diversity Program designed to elevate female and underrepresented voices within our teams.

We are committed to pay fairness. To that end, we performed a compensation analysis across the organization. Our analysis confirmed our commitment to a healthy, fair compensation system. Overall, in each country large enough to permit statistical comparisons, we saw no significant differences in pay by gender when controlling for factors such as job family, level, and years of service, nor did we see differences by gender or race in the United States. We will continue to monitor compensation fairness and, where necessary, will make compensation adjustments to ensure fairness.

A diverse business must be intentionally created. While we prioritize attracting top talent, we equally value developing our people. Our Women in Technology Group is an employee-led employee resource group ( “ERG”) focused on promoting leadership development and career advancement for women within Cerence. Approximately 30% of women are actively involved, with more than 20% attending events regularly.

It’s extremely important that every employee feel welcome and valued as we strive to make our company a great place to work.

Intellectual Property

As of September 30, 2023, we own approximately 752 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into an Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, these patents and rights provide meaningful protection for our products, technologies, and technical innovations.

Item 1A. Risk Factors.

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face. Some of the risks relate to our business, others to our intellectual property and technology, the consequences of the Spin-Off, the securities markets, our indebtedness and ownership of our securities. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

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

The competition in the automotive cognitive assistance market has and could adversely affect in the future, our operating results by reducing the volume of the products and solutions we license or sell or the prices we can charge. Some of our current or potential competitors are large technology companies that have significantly greater financial, technical and marketing resources than we do, and others are smaller specialized companies that possess automotive expertise or regional focus and may have greater price flexibility than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements, or may decide to offer products at low or unsustainable cost to win new business. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, penetration of our products, and therefore our revenue, may be adversely affected. Our large competitors may also have greater access to data, including customer data, which provides them with a competitive advantage in developing new products and technologies. Our success depends substantially upon our ability to enhance our products and technologies, to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements, and to maintain our alignment with the OEMs, their technology and market strategies. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes and maintain our alignment with OEMs, our business will suffer.

Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.

Our business depends on, and is directly affected by, the global automobile industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, and political volatility, especially in energy-producing countries and growth markets. Such factors have in the past and may in the future also negatively impact consumer demand for automobiles that include features such as our products. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Moreover, the automotive industry has recently experienced, and may continue to experience, a semiconductor shortage, which has negatively impacted the production of new vehicles. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer, the closure of a customer manufacturing facility or the ability of a customer manufacturing facility to obtain supplies to manufacture automobiles and to ship or receive shipments of parts, supplies or finished product, may result in a reduction in automotive sales and production by our customers, and could have a material adverse effect on our business, results of operations and financial condition.

In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Although we do not have deposits with SVB, or any other financial institution currently in receivership, we maintain deposits at financial institutions as a part of doing business that could be at risk if another similar event were to occur. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

These developments, along with continued uncertainty about economic stability related to the global outbreak of COVID-19 and more recently the Russian invasion of Ukraine and the developing conflict between Israel and Hamas, have resulted in supply chain disruption, inflation, higher interest rates, fluctuations in currency exchange rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in automobile production or purchasing decisions, lack of renewals or the inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

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

The pandemic has already resulted in, and may continue to result in, work stoppages, slowdowns and delays, travel restrictions, and other factors that cause a decrease in the production and sale of automobiles by our customers. The production of automobiles with our products has been and may continue to be adversely affected with production delays and our ability to provide engineering support and implement design changes for customers may be impacted by restrictions on travel and quarantine policies put in place by businesses and governments. The full extent to which the COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of COVID-19, including variants, its severity, the effectiveness of actions to treat or contain the virus and its impact and the extent to which normal economic and operating conditions are impacted. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance, our ability to access needed capital and liquidity, and the value of our common stock as a result of its global economic impact.

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

We have in the past, and may in the future experience pricing pressure from our customers, including from the strong purchasing power of major OEMs. As a developer of automotive cognitive assistance components, we have been in the past, and may be in the future, expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for our work. We have in the past, and may in the future encounter customers unwilling to accept the terms of our software license or non-recurring engineering agreements. Any price reductions could impact our sales and profit margins. Our future profitability will depend upon, among other things, our ability to continuously reduce the costs for our components and maintain our cost structure. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive cognitive assistance systems. If we are unable to offset any price reductions in the future, our business, results of operations and financial condition would be adversely affected.

We invest effort and money seeking OEMs’ validation of our technology, and there can be no assurance that we will win or be able to renew service contracts, which could adversely affect our future business, results of operations and financial condition.

We invest effort and money from the time an OEM or a tier 1 supplier begins designing for an upcoming program to the date on which the customer chooses our technology to be incorporated directly or indirectly into one or more specific vehicle models to be produced by the customer. This selection process is known as a “design win.” We could expend our resources without success, and in the past we have not always been selected despite the investment of effort and money. After a design win, it is typically quite difficult for a product or technology that did not receive the design win to displace the winner until the customer begins a new selection process because it is very unlikely that a customer will change complex technology until a vehicle model is revamped. In addition, the company with the winning design may have an advantage with the customer going forward because of the established relationship between the winning company and such customer, which could make it more difficult for such company’s competitors to win the designs for other service contracts. Even if we have an established relationship with a customer, any failure to perform under a service contract or innovate in response to their feedback may neutralize our advantage with that customer. If we fail to win a significant number of customer design competitions in the future or to renew a significant number of existing service contracts, our business, results of operations and financial condition would be adversely affected. Moreover, due to the evolution of our connected offerings and architecture, trending away from providing legacy infotainment and connected services and a change in our professional services pricing strategies, we expect our deferred revenue balances to decrease in the future, including due to a wind-down of a legacy connected service relationship with a major OEM, since the majority of the cash from the contract has been collected. To the extent we are unable to renew existing service contracts, such decrease could intensify. The period of time from winning a contract to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation.

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

The loss of business from any of our major customers, whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business, has in the past and could in the future have a material adverse effect on our business, results of operations and financial condition. Alternatively, there is a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss. In addition, certain of our customers that are tier 1 suppliers exclusively sell to certain OEMs, including some of our other customers. A bankruptcy of, or other significant disruption to, any of these OEMs could intensify any adverse impact on our business and results of operations.

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
•
changes in our stock compensation practices, as it relates to employee short-term incentive payments; and
•
general economic trends as they affect the customer bases into which we sell.

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

If any of our management or other key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had management and other key employees leave in the past. We cannot assure you that one or more management or other key employees will not leave in the future. The departure of key leadership personnel, in particular, can take significant knowledge and experience from the Company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. If we do not successfully manage the transition of management positions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction. A change in senior management, such as we experienced over the past years, also could result in our future strategy and plans differing from those of the past. Further, we intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

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

Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. The GDPR imposes additional obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections for personal data, including the U.S. With regard to transfers of personal data from the EEA, transfers to third countries that have not been approved as “adequate” are prohibited unless an appropriate safeguard specified by the GDPR is implemented, such as the Standard Contractual Clauses, or SCCs, approved by the European Commission or binding corporate rules, or a derogation applies. European regulators have issued recent guidance that imposes significant new diligence requirements on transferring data outside the European Union, including under an approved transfer mechanism. Where relying on the SCCs for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or the FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which became effective September 1, 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

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

As another prominent example, we are also subject to data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1, 2021, the GDPR has been incorporated into UK domestic law. United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission recognizes the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the UK (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs). We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost.

In addition to European data protection requirements, we face a growing body of privacy and data security requirements in the United States. At the legislative level, for example, in June 2018, California enacted the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, the CPRA, a ballot initiative approved in November 2020, which went into effect on January 1, 2023 significantly modified the CCPA, including by expanding consumers’ rights and establishing a new state agency that has authority to implement and enforce the CPRA. Notably, twelve other states have passed comparable legislation and many others are considering proposals for similar broad consumer privacy laws. Moreover, other states have enacted privacy laws with a more limited scope, such as the state of Washington which has enacted legislation that is focused on health privacy and a small number of states have enacted laws that target biometric privacy. Furthermore, the United States Federal Trade Commission and many state attorney generals are interpreting existing federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.

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

Preparing for and complying with the evolving application of these laws has required and will continue to require us to incur substantial operational costs and may interfere with our intended business activities, inhibit our ability to expand into certain markets or prohibit us from continuing to offer services in those markets without significant additional costs. It is possible that these laws may impose, or may be interpreted and applied to impose, requirements that are inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources, may cause our customers to lose confidence in our solutions, harm our reputation, expose us to litigation, regulatory investigations and resulting liabilities including reimbursement of customer costs, damages, penalties or fines imposed by regulatory agencies; and require us to incur significant expenses for remediation.

The development and use of artificial intelligence or AI (AI) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.

We develop and incorporate AI technology in certain of our products and services and plan to develop and incorporate additional AI technology in future products and services. Issues in the development and use of AI, including generative AI tools and large language models, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory actions, including with respect to proposed legislation regulating AI in jurisdictions such as the EEA, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.

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

•
geopolitical turmoil, including terrorism and war, such as the conflict between Russia and Ukraine and the developing conflict between Israel and Hamas;
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

During the fiscal year ended September 30, 2022, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations. Due to the update of our multi-year target plan, we concluded that indicators of impairment were present and performed a quantitative impairment test as of September 30, 2023. Based upon the results of the impairment test, no goodwill impairment was recorded as of September 30, 2023.

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

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive to our customers, which could adversely affect our results of operations. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to be competitive. There is a risk that we will not be able to achieve the technological advances that may be necessary for us to be competitive or that certain of our products will become obsolete. Moreover, restrictions on the use of our technology over the next year under the Intellectual Property Agreement which we entered into with Nuance in connection with the Spin-Off may limit our ability to adapt to technology and regulatory developments and thereby compete effectively in the market. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly. These risks could have a material adverse effect on our business, results of operations and financial condition.

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

We believe that, as an independent, publicly traded company, we are able to, among other things, design and implement corporate strategies and policies and develop partnerships that are better targeted to our business’s areas of strength and differentiation, better focus our financial and operational resources on those specific strategies, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural stockholder base and implement and maintain a capital structure designed to meet our specific needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including:

•
as an independent, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Nuance; and
•
as an independent, publicly traded company, our businesses are less diversified than Nuance’s businesses prior to the separation.

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

Our Board of Directors’, or our Board's, decisions regarding the payment of dividends depends on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that our Board deems relevant. Additionally, the terms of the Senior Credit Facilities limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of our outstanding notes (the "Notes") or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In June 2020, we issued an aggregate principal amount of $175 million 3.00% convertible senior notes due 2025, the “2025 Notes.” The interest rate is fixed at 3.00% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In June 2023, we issued an aggregate principal amount of $210 million 1.50% convertible senior notes due 2028, the “2028 Notes”, and together with the 2025 Notes and the 2025 Modified Notes (as defined below), the “Notes”. The interest rate is fixed at 1.50% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. We repurchased $87.5 million of the 2025 Notes with a portion of the proceeds from the sale of the 2028 Notes.

We may also incur additional indebtedness to meet future financing needs, including under our secured revolving credit facility portion of our Senior Credit Facilities. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things: (a) increasing our vulnerability to adverse economic and industry conditions; (b) limiting our ability to obtain additional financing; (c) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (d) limiting our flexibility to plan for, or react to, changes in our business; (e) diluting the interests of our existing stockholders as a result of issuing our common stock upon conversion of the Notes; and (f) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our Senior Credit Facilities contain and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

Holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indentures governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

In the event the conditional conversion feature of either series of the Notes is triggered, holders of such series of Notes will be entitled to convert the Notes of such series at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an issuer was required to separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the Notes, which reduced their initial carrying value. The carrying value of the Notes, net of the applicable discount recorded, were accreted up to the principal amount of the Notes, as the case may be, from the issuance date until maturity, which resulted in non-cash charges to interest expense in our consolidated statement of operations.

In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06, with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion. The removal of the bifurcation of liability and equity components eliminated non-cash interest expense corresponding to the amounts recorded within equity. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion. We adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach. Please see Note 2(t) for further discussion.

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

Our organizational documents designate the courts of the State of Delaware or the U.S. district courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Cerence, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of Cerence to Cerence or Cerence’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporation Law, or DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Further, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except that it may apply to such suits if brought derivatively on behalf of Cerence. Our Amended and Restated By-Laws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, or the respective rules and regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find any of these provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

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

The commercial and credit environment, may adversely affect our access to, and the cost of, capital.

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
•
changes in capital gains taxes and taxes on dividends affecting stockholders; and
•
general economic conditions, war, conflict or other political instability, and other external factors.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 3. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. That motion is now fully briefed but it has not yet been resolved. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. The parties agreed to stay the consolidated action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay.

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis, and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated action. The parties have respectively agreed to stay those actions pending a ruling on the motion to dismiss in the Securities Action, and the courts hearing those actions have ordered those stays.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Holders of Common Stock

As of November 13, 2023, there were 461 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

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

Performance Graph

The graph below compares the cumulative total shareholder return of our common stock for the last four years with the Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 2, 2019, the date our common stock began regular-way trading on the Nasdaq Global Select Market. The graph shows the value that each of these investments would have had at the end of each fiscal year.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Comparison of Cumulative Total Return
Among Cerence Inc., the Russell 2000 Index, and the S&P Software & Select Services Index
$700
$600
$500
$400
$300
$200
$100
$0
10/1/19
10/1/20
10/1/21
10/1/22
CRNC
Russell 2000
S&P Software & Services Select Industry Index

	10/2/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Cerence Inc.	$100.00	$318.37	$626.12	$102.61	$132.70
Russell 2000	$100.00	$101.90	$148.98	$112.51	$120.65
S&P Software & Services Select	$100.00	$131.74	$189.66	$118.19	$140.34

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the “MD&A”), describes the principal factors, based on management’s assessment, which have a material impact on our results of operations, financial condition and liquidity, as well as our critical accounting estimates. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between fiscal years ended September 30, 2023, and 2022, as well as fiscal years ended September 30, 2022, and 2021.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted in, and may continue to result in, additional governmental restrictions and regulations, which has adversely affected, and may continue to adversely affect, our business and financial results. The World Heath Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired at the end of the day on May 11, 2023. For further discussion of the business risks associated with COVID-19, see Item 1A, Risk Factors, within this Annual Report on Form 10-K.

Business Trends

We experienced a 10.2% decrease in total revenue during fiscal year 2023. The decrease in revenue was across all products types. Our license revenue is highly dependent on vehicle production. Over the course of the past year, our business was impacted by the current macroeconomic conditions, including, shipping and production issues, higher interest rates, and inflation. The decrease in our connected services revenues was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. The decrease in our professional services revenues was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts.

During fiscal year 2023, total cost of revenues decreased by 2.1% compared to fiscal year 2022, primarily driven by the decline in professional services revenues. Total operating expenses decreased by 45.4% during fiscal year 2023, primarily driven by a goodwill impairment charge of $213.7 million recognized in fiscal year 2022. Total operating expenses excluding the goodwill charge increased 12.5%, primarily driven by innovation initiatives in order to increase our competitive position in the market. Restructuring and other costs, net increased $2.9 million, driven by severance charges related to the elimination of personnel, third-party fees relating to the modification of the 2025 Notes, and offset by other one-time gains.

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

For the fiscal year 2023 as compared to fiscal year 2022:

•
Total revenue decreased by $33.4 million, or 10.2%, from $327.9 million to $294.5 million.
•
Operating margin increased by 47.0 percentage points from negative 56.2% to negative 9.2%.
•
Cash from operating activities changed by $9.6 million, or 450.7%, from cash used in operating activities of $2.1 million to cash provided by operating activities of $7.5 million.

For fiscal year 2022 as compared to fiscal year 2021:

•
Total revenue decreased by $59.3 million, or 15.3%, from $387.2 million to $327.9 million.
•
Operating margin decreased by 71.9 percentage points from 15.7% to negative 56.2%.
•
Cash from operating activities changed by $76.5 million, or 102.9%, from cash provided by operating activities of $74.4 million to cash used in operating activities of $2.1 million.

Operating Results

The following table shows the Consolidated Statements of Operations for the fiscal years 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
Revenues:
License	$145,159	$158,610	$202,183
Connected services	75,071	85,571	109,534
Professional services	74,245	83,710	75,465
Total revenues	294,475	327,891	387,182
Cost of revenues:
License	$8,522	$2,698	$3,544
Connected services	22,995	22,722	25,727
Professional services	63,232	68,764	64,287
Amortization of intangibles	414	2,984	7,516
Total cost of revenues	95,163	97,168	101,074
Gross profit	199,312	230,723	286,108
Operating expenses:
Research and development	$123,333	$107,116	$112,070
Sales and marketing	27,504	31,098	38,683
General and administrative	57,903	42,653	56,979
Amortization of intangible assets	5,854	11,516	12,690
Restructuring and other costs, net	11,917	8,965	5,092
Goodwill impairment	—	213,720	—
Total operating expenses	226,511	415,068	225,514
(Loss) income from operations	(27,199)	(184,345)	60,594
Interest income	4,471	1,007	109
Interest expense	(14,769)	(14,394)	(13,997)
Other income (expense), net	1,108	(1,019)	1,563
(Loss) income before income taxes	(36,389)	(198,751)	48,269
Provision for income taxes	19,865	112,075	2,376
Net (loss) income	$(56,254)	$(310,826)	$45,893

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that was previously included in our estimated future revenues from variable forecasted royalties. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During fiscal year 2023, we had a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis which contributed to a decline in reported license revenue for fiscal year 2023. Going forward, we will continue to assess the levels of fixed license contracts and make adjustments, as necessary. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consist of third-party royalty expenses for certain external technologies we leverage.

Connected services revenue represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. The effect of this change is to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. There is no cash flow associated with this legacy contract. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions. During the first quarter of fiscal year 2024, we will have an acceleration of approximately $2.0 million of expenses associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition.

Professional services revenue is primarily comprised of porting, integrating, and customizing our embedded solutions, with costs primarily consisting of compensation for services personnel, contractors and overhead.

Our operating expenses include R&D, sales and marketing and general and administrative expenses. R&D expenses primarily consist of salaries, benefits, and overhead relating to research and engineering staff. Sales and marketing expenses include salaries, benefits, and commissions related to our sales, product marketing, product management, and business unit management teams. General and administrative expenses primarily consist of personnel costs for administration, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for credit losses.

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

Fiscal Year 2023 Compared with Fiscal Year 2022 and Fiscal Year 2022 Compared with Fiscal Year 2021

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2023	% of Total	2022	% of Total	2021	% of Total	2023 vs. 2022	2022 vs. 2021
License	$145,159	49.3%	$158,610	48.4%	$202,183	52.2%	(8.5)%	(21.6)%
Connected services	75,071	25.5%	85,571	26.1%	109,534	28.3%	(12.3)%	(21.9)%
Professional services	74,245	25.2%	83,710	25.5%	75,465	19.5%	(11.3)%	10.9%
Total revenues	$294,475		$327,891		$387,182		(10.2)%	(15.3)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Total revenues for fiscal year 2023 were $294.5 million, a decrease of $33.4 million, or 10.2%, from $327.9 million from fiscal year 2022. The decrease in revenues was across all product types. Our license revenue is highly dependent on vehicle production. We expect our business to continue to be impacted by the current macroeconomic conditions.

License Revenue

License revenue for fiscal year 2023 was $145.2 million, a decrease of $13.4 million, or 8.5%, from $158.6 million for fiscal year 2022. The decrease in license revenue was driven by a $32.6 million decrease in minimum purchase commitments and prepaid deals and a $6.5 million decrease in revenue generated from non-automotive markets. This decrease was partially offset by a $25.6 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenue, license revenue increased by 0.9 percentage points from 48.4% for fiscal year 2022 to 49.3% for fiscal year 2023.

Connected Services Revenue

Connected services revenue for fiscal year 2023 was $75.1 million, a decrease of $10.5 million, or 12.3%, from $85.6 million for fiscal year 2022. This decrease was primarily driven by the winding down of a legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total revenue, connected services revenue decreased by 0.6 percentage points from 26.1% for fiscal year 2022 to 25.5% for fiscal year 2023. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change is to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024.

Professional Services Revenue

Professional services revenue for fiscal year 2023 was $74.2 million, a decrease of $9.5 million, or 11.3%, from $83.7 million for fiscal year 2022. This decrease was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenue, professional services revenue decreased by 0.3 percentage points from 25.5% for fiscal year 2022 to 25.2% for fiscal year 2023.

Fiscal Year 2022 Compared with Fiscal Year 2021

Total revenues for fiscal year 2022 were $327.9 million, a decrease of $59.3 million, or 15.3%, from $387.2 million from fiscal year 2021. The decrease in revenues was driven by decreases in licensing revenues and decreased demand for our connected services.

License Revenue

License revenue for fiscal year 2022 was $158.6 million, a decrease of $43.6 million, or 21.6%, from $202.2 million for fiscal year 2021. Variable license revenue decreased by $42.9 million primarily due to a lower volume of licensing royalties including consumption from fixed license contracts. During fiscal year 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals that accounted for $47.1 million of revenue during fiscal year 2022. The estimated future revenue related to these long-term contracts was previously included in our estimated future revenues from variable forecasted royalties. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

As a percentage of total revenue, license revenue increased 3.8 percentage points from 52.2% for fiscal year 2021 to 48.4% for fiscal year 2022.

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

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
License	$8,522	$2,698	$3,544	215.9%	(23.9)%
Connected services	22,995	22,722	25,727	1.2%	(11.7)%
Professional services	63,232	68,764	64,287	(8.0)%	7.0%
Amortization of intangibles	414	2,984	7,516	(86.1)%	(60.3)%
Total cost of revenues	$95,163	$97,168	$101,074	(2.1)%	(3.9)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
License	$136,637	$155,912	$198,639	(12.4)%	(21.5)%
Connected services	52,076	62,849	83,807	(17.1)%	(25.0)%
Professional services	11,013	14,946	11,178	(26.3)%	33.7%
Amortization of intangibles	(414)	(2,984)	(7,516)	(86.1)%	(60.3)%
Total gross profit	$199,312	$230,723	$286,108	(13.6)%	(19.4)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Total cost of revenues for fiscal year 2023 was $95.2 million, a decrease of $2.0 million, or 2.1%, from $97.2 million for fiscal year 2022.

We experienced a decrease in total gross profit of $31.4 million, or 13.6%, from $230.7 million to $199.3 million. The decrease was primarily driven by declines in revenues across all product types.

Cost of License Revenue

Cost of license revenue for fiscal year 2023 was $8.5 million, an increase of $5.8 million, or 215.9%, from $2.7 million for fiscal year 2022. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenue, cost of license revenue increased by 6.2 percentage points from 2.8% for fiscal year 2022 to 9.0% for fiscal year 2023.

License gross profit decreased by $19.3 million, or 12.4%, primarily due to decreases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2023 was $23.0 million, an increase of $0.3 million, or 1.2%, from $22.7 million for fiscal year 2022. Cost of connected services revenue increased primarily due to a $0.3 million increase in our cloud infrastructure costs and a $0.3 million increase from higher internal allocated labor. The increase was partially offset by a $0.7 million decrease in salary-related expenditures. As a percentage of total cost of revenue, cost of connected service revenue increased by 0.8 percentage points from 23.4% for fiscal year 2022 to 24.2% for fiscal year 2023. During the first quarter of fiscal year 2024, we will have an acceleration of approximately $2.0 million of expenses associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition.

Connected services gross profit decreased $10.7 million, or 17.1%, from $62.8 million to $52.1 million which was primarily driven by decreases in connected services revenue due to the winding down of a legacy contract.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2023 was $63.2 million, a decrease of $5.6 million, or 8.0%, from $68.8 million for fiscal year 2022. Cost of professional services revenue decreased primarily due to a $5.8 million decrease in salary-related expenditures, and a $2.0 million decrease in third-party contractor costs. The decrease was partially offset by a $2.1 million increase in internal allocated labor, and a $0.9 million increase in amortization of costs previously deferred. As a percentage of total cost of revenue, cost of professional services revenue decreased by 4.4 percentage points from 70.8% for fiscal year 2022 to 66.4% for fiscal year 2023.

Professional services gross profit decreased $3.9 million, or 26.3%, from $14.9 million to $11.0 million which was primarily due to the composition of our professional service arrangements.

Fiscal Year 2022 Compared with Fiscal Year 2021

Our total cost of revenues for fiscal year 2022 was $97.2 million, a decrease of $3.9 million, or 3.9%, from $101.1 million for fiscal year 2021.

We experienced a decrease in gross profit of $55.4 million, or 19.4%, from $286.1 million to $230.7 million. The decrease was primarily driven by a decline in license and connected services revenues.

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

License gross profit decreased by $42.7 million, or 21.5%, from $198.6 million to $155.9 million, primarily due to decreases in license revenues.

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

R&D Expenses

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Research and development	$123,333	$107,116	$112,070	15.1%	(4.4)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2023 were $123.3 million, an increase of $16.2 million, or 15.1%, from $107.1 million for fiscal year 2022. The increase in R&D expenses was primarily attributable to a $7.0 million increase in stock-based compensation costs, a $5.5 million decrease in capitalized costs associated with internally developed software, a $4.0 million increase in third-party contractor costs, and a $1.4 million increase in depreciation costs. The increase was partially offset by a $2.3 million decrease in internally allocated labor, and a $0.4 million decrease in hardware and software expenditures. As a percentage of total operating expenses, R&D expenses increased by 28.6 percentage points from 25.8% for fiscal year 2022 to 54.4% for fiscal year 2023.

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

Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Sales and marketing	$27,504	$31,098	$38,683	(11.6)%	(19.6)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Sales and marketing expenses for fiscal year 2023 were $27.5 million, a decrease of $3.6 million, or 11.6%, from $31.1 million for fiscal year 2022. The decrease in sales and marketing expenses was primarily attributable to a $4.5 million decrease in salary-related expenditures, partially offset by a $1.0 million increase in commissions expenditures, and a $0.8 million increase in professional services. As a percentage of total operating expenses, sales and marketing expenses increased by 4.6 percentage points from 7.5% for fiscal year 2022 to 12.1% for fiscal year 2023.

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

General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
General and administrative	$57,903	$42,653	$56,979	35.8%	(25.1)%

Fiscal Year 2023 Compared with Fiscal Year 2022

General and administrative expenses for fiscal year 2023 were $57.9 million, an increase of $15.2 million, or 35.8%, from $42.7 million for fiscal year 2022. The increase in general and administrative expenses was primarily attributable to a $9.9 million increase in stock-based compensation costs, a $4.0 million increase in credit loss provision, including a $3.8 million provision relating to one international electric vehicle maker, a $0.7 million increase in hardware and software expenditures. The increase was partly offset by a decrease of $0.9 million in depreciation expense. As a percentage of total operating expenses, general and administrative expenses increased by 15.3 percentage points from 10.3% for fiscal year 2022 to 25.6% for fiscal year 2023.

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

Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Cost of revenues	$414	$2,984	$7,516	(86.1)%	(60.3)%
Operating expense	5,854	11,516	12,690	(49.2)%	(9.3)%
Total amortization	$6,268	$14,500	$20,206	(56.8)%	(28.2)%

Fiscal Year 2023 Compared with Fiscal Year 2022

Intangible asset amortization for fiscal year 2023 was $6.3 million, a decrease of $8.2 million, or 56.8%, from $14.5 million for fiscal year 2022. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2023.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 2.7 percentage points from 3.1% for fiscal year 2022 to 0.4% for fiscal year 2023. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 0.2 percentage points from 2.8% for fiscal year 2022 to 2.6% for fiscal year 2023.

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

Other Components of Operating Expense

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Restructuring and other costs, net	$11,917	$8,965	$5,092	32.9%	76.1%
Goodwill impairment	$-	$213,720	$-	(100.0)%	100.0%

Fiscal Year 2023 Compared with Fiscal Year 2022

Fiscal Year 2023

For the fiscal year ended September 30, 2023, we recorded restructuring and other costs, net of $11.9 million, which included a $7.8 million severance charge related to the elimination of personnel, $3.8 million of third-party fees relating to the modification of the 2025 Notes, and a $0.5 million charge resulting from the closure of facilities that will no longer be utilized.

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

As a percentage of total operating expense, restructuring and other costs, net increased by 3.1 percentage points from 2.2% for fiscal year 2022 to 5.3% for fiscal year 2023.

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

Goodwill impairment for the fiscal year ended September 30, 2022 was $213.7 million. At September 30, 2022, we concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million.

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Interest income	$4,471	$1,007	$109	344.0%	823.9%
Interest expense	(14,769)	(14,394)	(13,997)	2.6%	2.8%
Other income (expense), net	1,108	(1,019)	1,563	(208.7)%	(165.2)%
Total other expense, net	$(9,190)	$(14,406)	$(12,325)	(36.2)%	16.9%

Fiscal Year 2023 Compared with Fiscal Year 2022

Total other expense, net for fiscal year 2023 was $9.2 million, a change of $5.2 million from $14.4 million of expense for fiscal year 2022. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange gains partly offset by a $1.3 million loss on the extinguishment of debt related to our Term Loan Facility.

Fiscal Year 2022 Compared with Fiscal Year 2021

Total other expense, net for fiscal year 2022 was $14.4 million, a change of $2.1 million from $12.3 million of expense for fiscal year 2021. The increase in interest income was primarily attributable to returns on investments. The increase in interest expense was primarily attributable to a higher applicable interest rate on our Term Loan Facility. The change in other income (expense), net was primarily driven by foreign exchange losses.

Provision for Income Taxes

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Provision for income taxes	$19,865	$112,075	$2,376	(82.3)%	4617.0%
Effective income tax rate%	(54.6)%	(56.4)%	4.9%

Fiscal Year 2023 Compared with Fiscal Year 2022

Our effective income tax rate for fiscal year 2023 was negative 54.6%, compared to negative 56.4% for fiscal year 2022. Consequently, our provision for income taxes for fiscal year 2023 was $19.9 million, a net change of $92.2 million, or 82.3%, from a provision for income taxes of $112.1 million for fiscal year 2022. The effective tax rate for the fiscal year 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings.

Fiscal Year 2022 Compared with Fiscal Year 2021

Our effective income tax rate for fiscal year 2022 was negative 56.4%, compared to 4.9% for fiscal year 2021. Consequently, our provision for income taxes for fiscal year 2022 was $112.1 million, a net change of $109.7 million, or 4617.0%, from a provision for income taxes of $2.4 million for fiscal year 2021. The effective income tax rate for fiscal year 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to the establishment of a valuation allowance in a foreign jurisdiction, impairment of book goodwill, the tax impacts of stock-based compensation, and our composition of jurisdictional earnings.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2023, we had $121.0 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of September 30, 2023, our net working capital, excluding deferred revenue and deferred costs, was $147.8 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

During the fiscal year ended September 30, 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitments deals. The estimated future revenues related to these long-term contracts were previously included in our estimated future revenues from variable forecasted royalties related to our embedded and connected businesses. These minimum commitment deals accounted for $47.1 million of revenues during fiscal year 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generated from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our expectation to generate positive cash flows and the $121.0 million of cash, cash equivalents and marketable securities as of September 30, 2023, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the Year Ended September 30,
	2024	2025 - 2026	2027 - 2028	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	1,841	3,672	3,220	-	8,733
2025 Modified Notes	-	87,500	87,500	-	175,000
Cash interest payable on the 2025 Modified Notes (a)	3,946	4,370	2,299	-	10,615
Operating leases	6,011	6,129	2,260	120	14,520
Operating leases under restructuring (b)	82	370	185	-	637
Finance leases	459	415	-	-	874
Total material cash requirements	$12,339	$102,456	$217,964	$120	$332,879

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2023.
(b)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of September 30, 2023, we anticipate sublease income of $0.6 million through fiscal year 2024.

We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. The aggregate net liability of our defined benefit plans as of September 30, 2023 was $5.5 million.

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

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which are governed by an indenture (the “2028 Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2028 Notes were $193.2 million after deducting transaction costs.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2023, the carrying amount of the 2025 Modified Notes was $155.7 million, net of unamortized costs of $19.3 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2023, the carrying amount of the 2028 Notes was $120.2 million and unamortized issuance costs of $2.3 million. As of September 30, 2023, the 2028 Notes were not convertible.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by an indenture (the “2025 Indenture”), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

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

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. Since the adoption of ASU 2020-06, the 2025 Notes are no longer bifurcated into a separate liability and equity component. The 2025 Notes are accounted for as a single liability. The issuance costs related to the 2025 Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Summary of Significant Accounting Policies for the impact of our adoption. As of September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2023, 2022 and 2021 was as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Contractual interest expense	$5,383	$5,246	$5,246
Amortization of debt discount	258	3,755	3,527
Amortization of issuance costs	2,119	944	887
Total interest expense related to the Notes	$7,760	$9,945	$9,660

The conditional conversion feature of the Notes was not triggered during the fiscal year ended September 30, 2023. As of September 30, 2023, the Notes were not convertible. As of this Annual Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment No. 1”). Amendment No. 1 extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

Amendment No. 1 revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of Amendment No 1, the applicable LIBOR floor was reduced from 0.50% to 0.00%.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the “covenant adjustment period”). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of September 30, 2023 and 2022, we were in compliance with all Credit Agreement covenants.

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

In connection with the issuance of the 2028 Notes, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. On July 3, 2023, we repaid the outstanding balance on our Revolving Facility. As of September 30, 2023 and 2022, there were no amounts outstanding under the Revolving Facility.

Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2023, 2022 and 2021 was $6.7 million, $4.3 million, $4.1 million, respectively, reflecting the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2023, 2022, and 2021, as reflected in the audited Consolidated Statements of Cash Flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net cash provided by (used in) operating activities	$7,498	$(2,138)	$74,389	(450.7)%	(102.9)%
Net cash provided by (used in) investing activities	5,820	(10,565)	(41,631)	(155.1)%	(74.6)%
Net cash used in financing activities	(5,334)	(19,606)	(41,505)	(72.8)%	(52.8)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,677)	(1,272)	1,108	31.8%	(214.8)%
Net changes in cash and cash equivalents	$6,307	$(33,581)	$(7,639)	(118.8)%	339.6%

Net Cash Provided by (Used in) Operating Activities

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash provided by operating activities for fiscal year 2023 was $7.5 million, a net change of $9.6 million, or 450.7%, from net cash used in operating activities of $2.1 million for fiscal year 2022 . The change in cash flows were primarily due to:

•
A decrease of $53.9 million from income before non-cash charges;
•
An increase of $56.8 million due to changes in working capital primarily related to accounts receivable and prepaid expenses and other assets; and
•
An increase of $6.8 million from changes in deferred revenue.

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

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in operating activities for fiscal year 2022 was $2.1 million, a net change of $76.5 million, or 102.9%, from net cash provided by operating activities of $74.4 million for fiscal year 2021. The change in cash flows were primarily due to:

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

Net Cash Provided by (Used) in Investing Activities

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash provided by investing activities for the fiscal year 2023 was $5.8 million, a net change of $16.4 million, or 155.1%, from net cash used in investing activities of $10.6 million for fiscal year 2022. The change in cash flows were driven by:

•
A decrease of $12.3 million in capital expenditures; and
•
An increase of $6.9 million net proceeds from the sale of marketable securities.

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in investing activities for fiscal year 2022 was $10.6 million, a decrease of $31.0 million, or 74.6%, from $41.6 million for fiscal year 2021. The change in cash flows were driven by:

•
An increase of $31.6 million net proceeds from the sale of marketable securities;
•
A decrease of $2.0 million paid in connection with equity investments;
•
A decrease of $2.0 million paid related to debt securities; and
•
An increase of $5.4 million in capital expenditures.

Net Cash Used in by Financing Activities

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash used in financing activities for the fiscal year 2023 was $5.3 million, a net change of $14.3 million, from cash used in financing activities of $19.6 million for fiscal year 2022 . The change in cash flows were primarily due to:

• An increase of $210.0 million in proceeds from long-term debt;

• An increase of $192.2 million in principal payments of long-term debt;

• A decrease of $44.1 million in payments of tax related withholdings due to the net settlement of equity awards;

• A decrease of $30.4 million in proceeds from the issuance of our common stock; and

• An increase of $17.2 million in payments for long-term debt issuance costs.

Fiscal Year 2022 Compared with Fiscal Year 2021

Net cash used in financing activities for fiscal year 2022 was $19.6 million, a net change of $21.9 million, from cash used in financing activities of $41.5 million for fiscal year 2021. The change in cash flows were primarily due to:

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that have a material impact on the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for convertible debt; and loss contingencies. Our management bases its estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting estimates most significantly affect the portrayal of our financial condition and the results of our operations. These estimates require our most difficult and subjective judgments.

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

We recognize revenue after applying the following five steps for arrangements with customers within the scope of ASC 606:

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When applicable, we reduce transaction prices for estimated returns that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

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

Reimbursements for out-of-pocket costs generally include, but are not limited to, costs related to transportation, lodging and meals. When applicable, revenue from reimbursed out-of-pocket costs is accounted for as variable consideration.

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

Revenue from distinct embedded software and technology licenses, which do not require professional services to customize and/or integrate the software license, is recognized at the point in time when the software and technology is made available to the customer and control is transferred. For income statement presentation purposes, we separate distinct embedded license revenue from professional services revenue by allocating the transaction price based on their relative SSPs.

Revenue from embedded software and technology licenses sold on a royalty basis, where the license of non-exclusive intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with ASC 606-10-55-65(A).

For royalty arrangements that include fixed consideration related to usage guarantees, the fixed consideration is recognized when the software is made available to the customer.

Connected Services

Connected services, which allow our customers to use the hosted software over the contract period without taking possession of the software, are provided on a usage basis as consumed or on a fixed fee subscription basis. Our connected services contract terms generally range from one to five years.

As each day of providing services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our usage basis connected services arrangements are a single performance obligation comprised of a series of distinct services. These services include variable consideration, typically a function of usage. We recognize revenue as each distinct service period is performed (i.e., recognized as incurred).

Fixed fee subscription basis revenue represents a single promise to stand-ready to provide access to our connected services. We recognize revenue over time on a ratable basis over the respective hosting subscription term.

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

Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of September 30, 2023 and 2022, we had $8.0 million and $8.3 million of contract acquisition costs. We had amortization expense of $3.8 million, $2.5 million, and $1.9 million related to these costs during the fiscal years ended September 30, 2023, 2022, and 2021. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $9.9 million, $10.2 million and $15.4 million related to these costs during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. There was no impairment related to contract fulfillment costs capitalized.

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment for the fiscal years ending September 30, 2021 and 2023.

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

We weighted the methodologies appropriately to estimate a fair value as of September 30, 2022. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

On July 1, 2023, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

Due to the update of our multi-year target plan, we concluded that indicators of impairment were present and performed a quantitative impairment test as of September 30, 2023. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value as of September 30, 2023. The estimated fair value exceeded the carrying value of our reporting unit by greater than 10% of the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of September 30, 2023.

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

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carry amount of assets and liabilities and their respective tax bases. The method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowance required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently enacted to determine both our current and deferred tax positions.

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

During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in a foreign jurisdiction, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had negative evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against these deferred tax assets until we believe it is more likely than not that they will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfers and acquisitions or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

Convertible Debt

We adopted ASU 2020-06 on October 1, 2022. Since the adoption of ASU 2020-06, we record our convertible debt at face value less unamortized issuance costs. Issuance costs are amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities.

Prior to the adoption of ASU 2020-06: (i) we bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance; (ii) the equity components of our convertible debt instruments were recorded within stockholders’ equity with an allocated issuance premium or discount; and (iii) the debt issuance premium or discount was amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $98.0 million at September 30, 2023. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $6.9 million at September 30, 2023. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At September 30, 2023, we held approximately $101.2 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.7 million per annum, based on September 30, 2023 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of September 30, 2023, assuming a 1% increase in interest rates and our Revolving Facility is fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 29, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of Performance Obligations

As described in Note 3 to the Company’s consolidated financial statements, certain of the Company’s revenue contracts contain multiple products and services relating to the sale of connected or embedded licenses and professional services. For these revenue contracts, the Company accounts for the individual products and services separately if they are distinct. The transaction price is allocated to the performance obligations based on their relative standalone selling prices. The Company determines the standalone selling prices by maximizing observable inputs when available, including pricing of standalone sales. When observable inputs are not available, the Company utilizes cost of developing and supplying each performance obligation, types of offerings, and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.

We determined that the identification of distinct performance obligations in the recognition of revenue related to contracts that contain multiple products or services represents a critical audit matter. The determination of whether multiple products or services within a contract are distinct performance obligations that should be accounted for separately requires management to exercise significant judgment and includes a high degree of subjectivity. Auditing the identification of distinct performance obligations in certain revenue contracts involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

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
•
Testing the reasonableness of the identification of distinct performance obligations through inspection of a selection of customer contracts and other source documents.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

November 29, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Cerence Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 29, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Boston, Massachusetts

November 29, 2023

CERENCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2023	2022	2021
Revenues:
License	$145,159	$158,610	$202,183
Connected services	75,071	85,571	109,534
Professional services	74,245	83,710	75,465
Total revenues	294,475	327,891	387,182
Cost of revenues:
License	8,522	2,698	3,544
Connected services	22,995	22,722	25,727
Professional services	63,232	68,764	64,287
Amortization of intangible assets	414	2,984	7,516
Total cost of revenues	95,163	97,168	101,074
Gross profit	199,312	230,723	286,108
Operating expenses:
Research and development	123,333	107,116	112,070
Sales and marketing	27,504	31,098	38,683
General and administrative	57,903	42,653	56,979
Amortization of intangible assets	5,854	11,516	12,690
Restructuring and other costs, net	11,917	8,965	5,092
Goodwill impairment	—	213,720	—
Total operating expenses	226,511	415,068	225,514
(Loss) income from operations	(27,199)	(184,345)	60,594
Interest income	4,471	1,007	109
Interest expense	(14,769)	(14,394)	(13,997)
Other income (expense), net	1,108	(1,019)	1,563
(Loss) income before income taxes	(36,389)	(198,751)	48,269
Provision for income taxes	19,865	112,075	2,376
Net (loss) income	$(56,254)	$(310,826)	$45,893
Net (loss) income per share:
Basic	$(1.40)	$(7.93)	$1.22
Diluted	$(1.40)	$(7.93)	$1.17
Weighted-average common share outstanding:
Basic	40,215	39,187	37,752
Diluted	40,215	39,187	39,289

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended September 30,
	2023	2022	2021
Net (loss) income	$(56,254)	$(310,826)	$45,893
Other comprehensive income (loss):
Foreign currency translation adjustments	5,620	(37,179)	(1,980)
Pension adjustments, net	(66)	2,233	(87)
Unrealized gain (loss) on available-for-sale securities	217	(425)	(10)
Total other comprehensive income (loss)	5,771	(35,371)	(2,077)
Comprehensive (loss) income	$(50,483)	$(346,197)	$43,816

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$101,154	$94,847
Marketable securities	9,211	20,317
Accounts receivable, net of allowances of $4,044 and $157 at September 30, 2023 and September 30, 2022, respectively	61,270	45,073
Deferred costs	6,935	7,098
Prepaid expenses and other current assets	47,157	60,184
Total current assets	225,727	227,519
Long-term marketable securities	10,607	11,584
Property and equipment, net	34,013	37,707
Deferred costs	20,299	22,451
Operating lease right of use assets	11,961	14,702
Goodwill	900,342	890,802
Intangible assets, net	3,875	9,700
Deferred tax assets	46,601	51,989
Other assets	44,165	52,039
Total assets	$1,297,590	$1,318,493
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,873	$10,372
Deferred revenue	77,068	72,662
Short-term operating lease liabilities	5,434	5,071
Short-term debt	—	10,938
Accrued expenses and other current liabilities	48,718	47,990
Total current liabilities	148,093	147,033
Long-term debt, net of discounts and issuance costs	275,951	259,436
Deferred revenue, net of current portion	145,531	165,972
Long-term operating lease liabilities	7,947	11,375
Other liabilities	25,193	21,727
Total liabilities	602,715	605,543
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2023; 40,423 and 39,430 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	404	394
Accumulated other comprehensive loss	(27,966)	(33,737)
Additional paid-in capital	1,056,099	1,029,542
Accumulated deficit	(333,662)	(283,249)
Total stockholders' equity	694,875	712,950
Total liabilities and stockholders' equity	$1,297,590	$1,318,493

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2020	36,842	369	974,307	(18,316)	3,711	960,071
Net income	-	-	-	45,893	-	45,893
Other comprehensive loss	-	-	-	-	(2,077)	(2,077)
Issuance of common stock	1,718	17	11,505	-	-	11,522
Stock withheld to cover tax withholdings requirements upon stock vesting	(535)	(5)	(46,004)	-	-	(46,009)
Stock-based compensation	-	-	62,545	-	-	62,545
Balance at September 30, 2021	38,025	381	1,002,353	27,577	1,634	1,031,945
Net loss	-	-	-	(310,826)	-	(310,826)
Other comprehensive loss	-	-	-	-	(35,371)	(35,371)
Issuance of common stock	1,584	14	36,048	-	-	36,062
Stock withheld to cover tax withholdings requirements upon stock vesting	(179)	(1)	(49,002)	-	-	(49,003)
Stock-based compensation	-	-	40,143	-	-	40,143
Balance at September 30, 2022	39,430	394	1,029,542	(283,249)	(33,737)	712,950
Net loss				(56,254)		(56,254)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	5,771	5,771
Issuance of common stock	1,055	11	5,614	-	-	5,625
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(62)	(1)	(4,893)	-	-	(4,894)
Stock-based compensation	-	-	36,153	-	-	36,153
Balance at September 30, 2023	40,423	404	1,056,099	(333,662)	(27,966)	694,875

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(56,254)	$(310,826)	$45,893
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	16,038	23,939	29,661
Provision for (benefit from) credit loss reserve	3,626	(413)	(415)
Stock-based compensation	40,766	28,076	60,555
Non-cash interest expense	2,914	5,281	5,013
Loss on debt extinguishment	1,333	—	—
Deferred tax benefit (provision)	7,597	97,287	(4,419)
Goodwill impairment	—	213,720	—
Unrealized foreign currency transaction (gain) losses	(3,393)	5,730	(1,651)
Other	(3,388)	385	1,045
Changes in operating assets and liabilities:
Accounts receivable	(16,964)	(6,590)	5,751
Prepaid expenses and other assets	28,192	(33,756)	(30,661)
Deferred costs	3,194	4,654	6,984
Accounts payable	5,774	157	3,411
Accrued expenses and other liabilities	(408)	(1,479)	(1,125)
Deferred revenue	(21,529)	(28,303)	(45,653)
Net cash provided by (used in) operating activities	7,498	(2,138)	74,389
Cash flows from investing activities:
Capital expenditures	(5,124)	(17,446)	(12,047)
Purchases of marketable securities	(18,025)	(31,757)	(42,471)
Sale and maturities of marketable securities	30,324	37,203	16,350
Purchase of debt securities	—	—	(2,000)
Payments for equity investments	—	(584)	(2,563)
Other investing activities	(1,355)	2,019	1,100
Net cash provided by (used in) investing activities	5,820	(10,565)	(41,631)
Cash flows from financing activities:
Proceeds from revolving credit facility	24,700	—	—
Payments of revolver credit facility	(24,700)	—	—
Proceeds from long-term debt, net of discount	210,000	—	—
Payments for long-term debt issuance costs	(17,176)	—	(520)
Principal payments of long-term debt	(198,438)	(6,250)	(6,252)
Common stock repurchases for tax withholdings for net settlement of equity awards	(4,894)	(49,003)	(45,769)
Principal payment of lease liabilities arising from a finance lease	(451)	(415)	(486)
Proceeds from the issuance of common stock	5,625	36,062	11,522
Net cash used in financing activities	(5,334)	(19,606)	(41,505)
Effects of exchange rate changes on cash and cash equivalents	(1,677)	(1,272)	1,108
Net change in cash and cash equivalents	6,307	(33,581)	(7,639)
Cash and cash equivalents at beginning of period	94,847	128,428	136,067
Cash and cash equivalents at end of period	$101,154	$94,847	$128,428
Supplemental information:
Cash paid for income taxes	$11,185	$12,273	$6,177
Cash paid for interest	$11,570	$9,088	$9,550

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

We recognize revenue after applying the following five steps for arrangements with customers within the scope of ASC 606:

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When applicable, we reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

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

Reimbursements for out-of-pocket costs generally include, but are not limited to, costs related to transportation, lodging and meals. When applicable, revenue from reimbursed out-of-pocket costs is accounted for as variable consideration.

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

(g) Marketable Securities

Marketable securities consist of commercial paper, government securities and corporate bonds. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations even if they have not yet reached maturity. We classify our marketable securities as either short-term or long-term based on the nature of each security. We record marketable securities at fair value, with the unrealized gains or losses included within Accumulated other comprehensive loss on the Consolidated Balance Sheets until realized. Interest income earned from our marketable securities is reported within Interest income on the Consolidated Statements of Operations. We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairment to be other than temporary if it is related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in Other income (expense), net on the Consolidated Statements of Operations.

(h) Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There is no goodwill impairment for the fiscal years ended September 30, 2023, and 2021.

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

For the fiscal year ended September 30, 2022, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including continued declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $213.7 million within the Consolidated Statement of Operations.

On July 1, 2023, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount.

Due to the update of our multi-year target plan, we concluded that indicators of impairment were present and performed a quantitative impairment test as of September 30, 2023. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value as of September 30, 2023. The estimated fair value exceeded the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of September 30, 2023.

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

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no impairment of long-lived assets during the years ended September 30, 2023, 2022, and 2021.

(j) Allowance for Credit Losses

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

The change in the allowance for credit losses for the fiscal year ended September 30, 2023, 2022, and 2021 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2020	$1,394
Credit loss provision	(415)
Write-offs, net of recoveries	(112)
Foreign exchange impact on ending balance	12
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	18
Foreign exchange impact on ending balance	(95)
Balance as of September 30, 2022	$371
Credit loss provision	3,626
Foreign exchange impact on ending balance	134
Balance as of September 30, 2023	$4,131

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

Deferred Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases. The method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not after consideration of all available evidence. As the income tax returns are not due and filed until after the completion of our annual financial reporting requirements, the amounts recorded for the current period reflect estimates for the tax-based activity for the period. In addition, estimates are often required with respect to, among other things, the appropriate state and foreign income tax rates to use, the potential utilization of operating loss carry-forwards and valuation allowance required, if any, for tax assets that may not be realizable in the future. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate. We report and pay income tax based on operational results and applicable law. Our tax provision contemplates tax rates currently enacted to determine both our current and deferred tax positions.

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

During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in a foreign jurisdiction, which consists of tax amortizable intellectual property and net operating loss carryforwards. We will continue to maintain a valuation allowance against these deferred tax assets until we believe it is more likely than not that they will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfers and acquisitions or divestures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.

(m) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Equity, consists of the following (dollars in thousands):

	September 30,
	2023	2022
Foreign currency translation adjustments	$(28,275)	$(33,895)
Net unrealized gains (losses) on post-retirement benefits	528	594
Net unrealized losses on available-for-sale securities	(219)	(436)
Accumulated other comprehensive loss	$(27,966)	$(33,737)

No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.

(n) Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 10.8%, and 10.1% of our Accounts receivable, net balance at September 30, 2023. One customer accounted for 17.4% of our Accounts receivable, net balance at September 30, 2022.

(o) Foreign Currency Translation

The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in Accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within Other income (expense), net. Foreign currency transaction (gains) losses for the fiscal years ended September 30, 2023, 2022 and 2021 were $2.3 million, $0.1 million, and ($1.7) million, respectively.

(p) Stock-Based Compensation

Stock-based compensation primarily consists of restricted stock units with service or market/performance conditions. Equity awards are measured at the fair market value of the underlying stock at the grant date. We recognize stock compensation expense using the straight-line attribution method over the requisite service period. We record forfeitures as they occur. For performance-based restricted stock units, the compensation cost is recognized based on the number of units expected to vest upon the achievement of the performance conditions. Shares are issued on the vesting dates net of the applicable statutory tax withholding to be paid by us on behalf of our employees. As a result, fewer shares are issued to the employee than the number of awards outstanding. We record a liability for the tax withholding to be paid by us as a reduction to Additional paid-in capital. We record any income tax effect related to stock-based awards through the Consolidated Statements of Operations. Excess tax benefits are recognized as deferred tax assets upon settlement and are subject to regular review for valuation allowance, when applicable.

(q) Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as financing leases. We determine if contracts with vendors represent a lease or have a lease component under GAAP at contract inception. Our leases have remaining terms ranging from less than one year to five. Some of our leases include options to extend or terminate the lease prior to the end of the agreed upon lease term. For purposes of calculating lease liabilities, lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

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

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2023 and 2022. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2023 and 2022.

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

(r) Convertible Debt

We adopted ASU 2020-06 on October 1, 2022. Since the adoption of ASU 2020-06, we record our convertible debt at face value less unamortized issuance costs. Issuance costs are amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities.

Prior to the adoption of ASU 2020-06: (i) we bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance; (ii) the equity components of our convertible debt instruments were recorded within stockholders’ equity with an allocated issuance premium or discount; (iii) the debt issuance premium or discount was amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the expected term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

(s) Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, contingently issuable shares, and potential issuance of stock upon conversion of our Notes, as more fully described in Note 17. The dilutive effect of the Notes is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net (loss) income per share, we would assume conversion of the Notes at the respective ratio as further described in Note 17. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

(t) Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for debt with conversion options, revises the criteria for applying the derivatives scope exception for contracts in an entity’s own equity, and improves the consistency for the calculation of earnings per share. We adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach. As a result, the 3.00% Convertible Senior Notes due 2025 (the “2025 Notes” and together with the 2028 Notes (as defined below) and the 2025 Modified Notes (as defined below), the “Notes”) are no longer bifurcated into separate liability and equity components. The 2028 Notes (as defined below) were issued during fiscal year 2023. The adoption does not have a material impact on our Consolidated Statements of Operations and Cash Flows.

The following tables summarize the impact of adopting ASU 2020-06 on the Consolidated Balance Sheet as of October 1, 2022 (dollars in thousands):

	As of October 1, 2022
	As Previously Reported	Impact of Adoption of ASU 2020-06	As Adjusted
Assets:
Deferred tax assets	$51,989	$2,463	$54,452

Liabilities:
Long-term debt, net of discounts and issuance costs	$259,436	$10,994	$270,430

Equity:
Additional paid-in capital	$1,029,542	$(14,371)	$1,015,171
Accumulated deficit	$(283,249)	$5,841	$(277,408)

(u) Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements will not have a significant impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

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

We recognize revenue after applying the following five steps for arrangements with customers within the scope of ASC 606:

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

We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When applicable, we reduce transaction prices for estimated returns and other allowances that represent variable consideration under ASC 606, which we estimate based on historical return experience and other relevant factors, and record a corresponding refund liability as a component of Accrued expenses and other current liabilities. Other forms of contingent revenue or variable consideration are infrequent.

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

Reimbursements for out-of-pocket costs generally include, but are not limited to, costs related to transportation, lodging and meals. When applicable, revenue from reimbursed out-of-pocket costs is accounted for as variable consideration.

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

Revenue from distinct embedded software and technology licenses, which do not require professional services to customize and/or integrate the software license, is recognized at the point in time when the software and technology is made available to the customer and control is transferred. For income statement presentation purposes, we separate distinct embedded license revenue from professional services revenue by allocating the transaction price based on their relative SSPs.

Revenue from embedded software and technology licenses sold on a royalty basis, where the license of non-exclusive intellectual property is the predominant item to which the royalty relates, is recognized in the period the usage occurs in accordance with ASC 606-10-55-65(A).

For royalty arrangements that include fixed consideration related to usage guarantees, the fixed consideration is recognized when the software is made available to the customer.

Connected Services

Connected services, which allow our customers to use the hosted software over the contract period without taking possession of the software, are provided on a usage basis as consumed or on a fixed fee subscription basis. Our connected services contract terms generally range from one to five years.

As each day of providing services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our usage basis connected services arrangements are a single performance obligation comprised of a series of distinct services. These services include variable consideration, typically a function of usage. We recognize revenue as each distinct service period is performed (i.e., recognized as incurred).

Fixed fee subscription basis revenue represents a single promise to stand-ready to provide access to our connected services. We recognize revenue over time on a ratable basis over the respective hosting subscription term.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Revenues:
United States	$87,120	$100,564	$135,033
Other Americas	244	99	175
Germany	87,211	74,550	114,936
Other Europe, Middle East and Africa	15,603	15,579	29,964
Japan	40,122	74,480	62,840
Other Asia-Pacific	64,175	62,619	44,234
Total net revenues	$294,475	$327,891	$387,182

Revenues relating to one customer accounted for $42.1 million, or 14.3% of revenue for the fiscal year ended September 30, 2023.

Revenues relating to two customers accounted for $55.4 million, or 16.9%, and $48.9 million, or 14.9% of revenue for the fiscal year ended September 30, 2022. During fiscal year 2022, certain existing variable long-term contracts with our largest customer were converted into minimum purchase commitment deals. The estimated future revenues related to these long-term contracts were previously included in our estimated future revenues from variable forecasted royalties related to our embedded and connected businesses. These minimum purchase commitment deals accounted for $47.1 million of revenues for fiscal year 2022. The cash associated with these deals is expected to be collected over the distribution period, which could be up to five years.

Revenues relating to two customers accounted for $72.0 million, or 18.6%, and $41.6 million, or 10.8% of revenue for the fiscal year ended September 30, 2021.

(d) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of September 30, 2023 and 2022, we had $8.0 million and $8.3 million of contract acquisition costs. We had amortization expense of $3.8 million, $2.5 million and $1.9 million related to these costs during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $9.9 million, $10.2 million and $15.4 million related to these costs during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. There was no impairment related to contract costs capitalized.

(f) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our Consolidated Balance Sheets at their net estimated realizable value. Accounts receivable, net as of September 30, 2023, 2022, and 2021 were $61.3 million, $45.1 million, and $45.6 million. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.

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

Contract assets
Balance as of September 30, 2021	$59,143
Revenues recognized but not billed	96,409
Amounts reclassified to accounts receivable, net	(67,765)
Foreign exchange impact on ending balance	(11,495)
Balance as of September 30, 2022	$76,292
Revenues recognized but not billed	43,749
Amounts reclassified to accounts receivable, net	(65,931)
Foreign exchange impact on ending balance	2,598
Balance as of September 30, 2023	$56,708

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2021	$276,737
Amounts billed but not recognized	96,165
Revenue recognized	(130,770)
Foreign exchange impact on ending balance	(3,498)
Balance as of September 30, 2022	$238,634
Amounts billed but not recognized	79,114
Revenue recognized	(99,888)
Foreign exchange impact on ending balance	4,739
Balance as of September 30, 2023	$222,599

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2023 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$141,425	$128,833	$13,282	$283,540

The table above includes fixed remaining performance obligations and does not include contingent usage-based activities, such as royalties and usage-based connected services. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract.The effect of this change is to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. The table presented above is as of September 30, 2023, and does not include the impact of the deferred revenue acceleration.

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

The dilutive effect of the Notes (as defined in Note 17) is reflected in net (loss) income per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net (loss) income per share, we would assume conversion of the Notes at the respective conversion ratio as further described in Note 17. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	September 30,
in thousands, except per share data	2023	2022	2021
Numerator:
Net (loss) income	$(56,254)	$(310,826)	$45,893

Denominator:
Weighted average common shares outstanding - basic	40,215	39,187	37,752
Dilutive effect of restricted stock awards	-	-	1,405
Dilutive effect of contingently issuable stock awards	-	-	132
Weighted average common shares outstanding - diluted	40,215	39,187	39,289

Net (loss) income per common share:
Basic	$(1.40)	$(7.93)	$1.22
Diluted	$(1.40)	$(7.93)	$1.17

We exclude weighted-average potentially issuable shares from the calculations of diluted net (loss) income per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the fiscal years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
in thousands	2023	2022	2021
Restricted stock awards	273	227	-
Contingently issuable stock awards	150	8	-
Conversion option of our Notes	5,402	4,677	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $66,349 at cost (a)	$66,349	$66,349	$-
Government securities $4,421 at cost (b)	4,375	-	4,375
Level 2:
Government securities $5,046 at cost (b)	5,000	-	5,000
Time deposits, $8,536 at cost (a)	8,536	8,536
Commercial paper, $496 at cost (b)	496	-	496
Corporate bonds, $10,073 at cost (b)	9,947	-	9,947
Debt securities, $2,000 at cost (c)	2,847	-	-
Total assets	$97,550	$74,885	$19,818

	September 30, 2022
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $59,146 at cost (a)	$59,138	$59,138	$-
Government securities $4,976 at cost (b)	4,892	-	4,892
Level 2:
Government securities $2,377 at cost (b)	2,361	-	2,361
Time deposits, $1,472 at cost (a)	1,472	1,472	-
Commercial paper, $7,648 at cost (b)	7,647	-	7,647
Corporate bonds, $17,328 at cost (b)	17,001	-	17,001
Debt securities, $2,000 at cost (c)	2,000	-	-
Total assets	$94,511	$60,610	$31,901

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
(c)
Debt securities are classified as current within the Consolidated Balance Sheet based upon whether the maturity of the financial asset is less than or greater than 12 months. During the second quarter of fiscal year 2023, we obtained debt securities in a privately held company as part of a non-cash transaction.

During the fiscal year ended September 30, 2023 and 2022, we recorded unrealized gains (losses) related to our marketable securities of $0.2 million and ($0.4) million, respectively, within Accumulated other comprehensive loss. During the fiscal years ended September 30, 2021, we recorded an immaterial amount of unrealized losses related to our marketable securities.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable, approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

Derivative financial instruments are recognized at fair value using quoted forward rates and prices and classified within Level 2 of the fair value hierarchy. See Note 6 – Derivative Financial Instruments for additional details.

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2023 and 2022, the estimated fair value of our Notes was $257.4 million and $155.3 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 17) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

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

Investments without readily determinable fair values were $2.6 million and $3.1 million as of September 30, 2023 and 2022, respectively. These investments are included within Other assets on the Consolidated Balance Sheets. Impairment related to investments without readily determinable fair values was $0.5 million during the fiscal year ended September 30, 2023. No impairment was recorded for the fiscal years ended September 2022 and 2021.

6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of September 30, 2023 and 2022, the total notional amount of forward contracts was $98.0 million and $63.3 million, respectively. As of September 30, 2023 and 2022, the weighted-average remaining maturity of these instruments was approximately 11.6 and 10.5 months, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2023 and 2022 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	September 30, 2023	September 30, 2022
Foreign currency forward contracts	Prepaid expenses and other current assets	$477	$1,627
Foreign currency forward contracts	Other assets	256	660
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,613	1,812
Foreign currency forward contracts	Other liabilities	460	711

The following tables display a summary of the (loss) income related to foreign currency forward contracts within the Consolidated Statements of Operations for the fiscal years ended September 30, 2023, 2022 and 2021 (dollars in thousand):

		(Loss) income recognized in earnings
		Year Ended September 30,
Derivatives not designated as hedges	Classification	2023	2022	2021
Foreign currency forward contracts	Other income (expense), net	$(2,492)	$860	$2,512

7. Goodwill and Intangible Assets

(a) Goodwill

Due to the update of our multi-year target plan, we concluded that indicators of impairment were present and performed a quantitative impairment test as of September 30, 2023. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows using our multi-year target plan, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value as of September 30, 2023. The estimated fair value exceeded the carrying value. Based upon the results of the impairment test, no goodwill impairment was recorded as of September 30, 2023.

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2023 and 2022 were as follows (dollars in thousands):

Total
Balance as of September 30, 2021	$1,128,511
Goodwill impairment	(213,720)
Effect of foreign currency translation	(23,989)
Balance as of September 30, 2022	890,802
Effect of foreign currency translation	9,540
Balance as of September 30, 2023	$900,342

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,713	$(102,942)	$3,771	1.5
Technology and patents	89,431	(89,327)	104	0.2
Total	$196,144	$(192,269)	$3,875

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$104,498	$(95,315)	$9,183	1.7
Technology and patents	88,600	(88,083)	517	1.2
Total	$193,098	$(183,398)	$9,700

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying Consolidated Statements of Operations and amounted to $0.4 million, $3.0 million, and $7.5 million for the fiscal years ended September 30, 2023, 2022, and 2021, respectively. Amortization expense for customer relationships is included in operating expenses and amounted to $5.9 million, $11.5 million, and $12.7 million in the fiscal years ended September 30, 2023, 2022, and 2021, respectively. Estimated amortization for the remaining life of our intangible assets as of September 30, 2023, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenues	Operating Expenses	Total
2024	104	2,226	$2,330
2025	—	1,545	1,545
Total	$104	$3,771	$3,875

8. Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2023	2022
Machinery and equipment	3-5	$12,391	$10,800
Computers, software and equipment	3-5	62,151	61,566
Leasehold improvements	2-15	10,378	10,110
Furniture and fixtures	5-7	3,736	3,554
Finance leases		3,427	3,425
Construction in progress		2,296	—
Subtotal		94,379	89,455
Less: accumulated depreciation		(60,366)	(51,748)
Total		$34,013	$37,707

As of September 30, 2023 and 2022, the net book value of capitalized internal-use software costs was $17.2 million and $21.2 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the fiscal years ended September 30, 2023, 2022, and 2021 was $9.8 million, $9.4 million, and $9.5 million, respectively, which included amortization expense of $4.0 million, $3.7 million, and $3.4 million, respectively, for internally developed software costs.

The following table presents our property and equipment, net by geography at September 30, 2023 and 2022 (dollars in thousands):

	September 30,
	2023	2022
Long-lived assets:
United States	$26,117	$28,779
Germany	1,861	1,866
Canada	1,695	2,252
Other countries	4,340	4,810
Total long-lived assets	$34,013	$37,707

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2023	2022
Compensation	$24,997	$19,710
Sales and other taxes payable	7,384	4,598
Cost of revenue related liabilities	4,326	4,257
Professional fees	3,386	3,866
Interest payable	1,781	1,828
Other	6,844	13,731
Total	$48,718	$47,990

10. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.

The following table sets forth the fiscal year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2020	$764	$10	$774	$1,928	$2,702
Restructuring and other costs, net	1,689	1,394	3,083	2,009	5,092
Non-cash adjustment	—	1,809	1,809	—	1,809
Cash payments	(839)	(1,265)	(2,104)	(2,403)	(4,507)
Foreign exchange impact on ending balance	6	(67)	(61)	—	(61)
Balance at September 30, 2021	1,620	1,881	3,501	1,534	5,035
Restructuring and other costs, net	1,676	673	2,349	6,616	8,965
Non-cash adjustment	—	(708)	(708)	(4,000)	(4,708)
Cash payments	(2,021)	(188)	(2,209)	(1,873)	(4,082)
Foreign exchange impact on ending balance	2	(58)	(56)	—	(56)
Balance at September 30, 2022	1,277	1,600	2,877	2,277	5,154
Restructuring and other costs, net	7,778	460	8,238	3,679	11,917
Non-cash adjustment	—	(486)	(486)	3,300	2,814
Cash payments	(8,498)	(551)	(9,049)	(9,256)	(18,305)
Foreign exchange impact on ending balance	(8)	10	2	—	2
Balance at September 30, 2023	$549	$1,033	$1,582	$—	$1,582

Fiscal Year 2023

For the fiscal year ended September 30, 2023, we recorded restructuring and other costs, net of $11.9 million, which included a $7.8 million severance charge related to the elimination of personnel, $3.8 million of third-party fees relating to the modification of the 2025 Notes, and a $0.5 million charge resulting from the closure of facilities that will no longer be utilized.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (in months):
Operating leases	37.2	46.5
Finance leases	24.5	35.6
Weighted-average discount rate:
Operating leases	5.3%	3.7%
Finance leases	4.4%	4.4%

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheets as of September 30, 2023 and 2022 (dollars in thousands):

	Classification	September 30, 2023	September 30, 2022
Assets
Operating lease assets	Operating lease right of use assets	$11,961	$14,702
Finance lease assets	Property and equipment, net	825	1,259
Total lease assets		$12,786	$15,961

Liabilities
Current
Operating	Short-term operating lease liabilities	$5,434	$5,071
Finance	Accrued expenses and other current liabilities	437	441
Noncurrent
Operating	Long-term operating lease liabilities	$7,947	$11,375
Finance	Other liabilities	408	802
Total lease liability		$14,226	$17,689

The following table presents lease expense for the fiscal years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Finance lease costs:
Amortization of right of use asset	$432	$435	$410
Interest on lease liability	37	50	63
Operating lease cost	6,489	6,788	7,619
Variable lease cost	3,120	3,492	2,142
Sublease income	(195)	(187)	(207)
Total lease cost	$9,883	$10,578	$10,027

For the fiscal years ended September 30, 2023, 2022 and 2021 cash payments related to operating leases were $6.6 million, $6.7 million and $7.8 million, respectively. For the fiscal years ended September 30, 2023, 2022 and 2021, cash payments related to financing leases were $0.4 million, $0.5 million and $0.5 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the fiscal years ended September 30, 2023, 2022 and 2021 right of use assets obtained in exchange for lease obligations were $2.9 million, $7.5 million and $2.9 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2023 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2024	6,011	459	6,470
2025	4,095	362	4,457
2026	2,034	53	2,087
2027	1,565	—	1,565
2028	695	—	695
Thereafter	120	—	120
Total future minimum lease payments	$14,520	$874	$15,394
Less effects of discounting	(1,139)	(29)	(1,168)
Total lease liabilities	$13,381	$845	$14,226
Reported as of September 30, 2023
Short-term lease liabilities	$5,434	$437	$5,871
Long-term lease liabilities	7,947	408	8,355
Total lease liabilities	$13,381	$845	$14,226

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

In fiscal years ended September 30, 2023, 2022 and 2021, we withheld payroll taxes totaling $4.9 million, $49.0 million and $46.0 million, respectively, related to the vesting of Restricted Awards.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2022	996,016	434,995	1,431,011	$62.49
Granted	2,559,259	1,347,474	3,906,733	$20.02
Vested	(841,633)	(124,843)	(966,476)	$56.85
Forfeited	(341,497)	(512,076)	(853,573)	$42.39
Non-vested at September 30, 2023	2,372,145	1,145,550	3,517,695	$32.52	1.19	$71,620
Expected to vest			3,517,695	$32.52	1.19	$71,620

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

We use the Black-Scholes option pricing model to calculate the fair value of shares issued under the ESPP. The Black-Scholes model relies on a number of key assumptions to calculate estimated fair values. Expected volatility is based on the historical volatility of our common stock, and the expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. The risk-free interest rate is based on yields on U.S. Treasury Securities with a maturity similar to the estimated expected term of the ESPP purchase rights. We assume no expected dividends.

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.95%	0.41%	0.10%
Expected volatility	65.71%	69.58%	96.61%
Expected life (in years)	0.50	0.50	0.50
Weighted-average fair value of shares issued (per share)	$9.73	$27.54	$35.13

The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal years ended September 30, 2023, 2022 and 2021:

	Year Ended September 30,
	2023	2022	2021
Shares issued under the ESPP	88,625	80,417	44,172
Average price of shares issued	$20.58	$28.18	$73.40

Stock-based Compensation

During the fiscal years ended September 30, 2023, 2022 and 2021, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

The amounts included in the Consolidated Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Cost of connected services	$445	$499	$865
Cost of professional services	3,258	3,267	4,895
Research and development	17,167	10,196	16,538
Sales and marketing	3,454	3,569	12,533
General and administrative	16,442	6,545	25,724
Restructuring and other costs, net	—	4,000	—
Total	$40,766	$28,076	$60,555

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

13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 Contingencies. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2023, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ And Police Officers’ Retirement Trust v. Cerence Inc. et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On

September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. That motion is now fully briefed but it has not yet been resolved. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. The parties agreed to stay the consolidated action pending a ruling on the forthcoming motion to dismiss in the Securities Action, and the court has ordered that stay.

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis, and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated action. The parties have respectively agreed to stay those actions pending a ruling on the motion to dismiss in the Securities Action, and the courts hearing those actions have ordered those stays.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of September 30, 2023, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.5 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2024 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

14. Pension and Other Post-Retirement Benefits

Defined Contribution Plans

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.5 million, $0.5 million, and $0.7 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.

Defined Benefit Pension Plans

We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.

The total defined benefit plan pension expenses incurred for these plans were $0.5 million, $0.5 million, and $0.9 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2023 was $11.8 million and $5.5 million, as of September 30, 2022 was $10.4 million and $4.9 million, and as of September 30, 2021 was $14.7 million and $8.7 million, respectively.

For the fiscal years ended September 30, 2023, 2022 and 2021, charges for contributions to defined benefit pension plans were not material to the Consolidated Statements of Operations.

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

16. Income Taxes

Provision for income taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Domestic	$(24,524)	$(168,452)	$20,933
Foreign	(11,865)	(30,299)	27,336
(Loss) income before income taxes	$(36,389)	$(198,751)	$48,269

The components of provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Current:
Federal	$611	$12	$—
State	38	15	35
Foreign	11,619	14,761	6,760
Total current	$12,268	$14,788	$6,795
Deferred:
Federal	7,941	(6,823)	5,437
State	(1,164)	218	5,001
Foreign	820	103,892	(14,857)
Total deferred	7,597	97,287	(4,419)
Provision for income taxes	$19,865	$112,075	$2,376
Effective income tax rate	(54.6)%	(56.4)%	4.9%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our (loss) income before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Federal tax provision at statutory rate	$(7,633)	$(41,738)	$10,137
State tax, net of federal benefit	(890)	185	3,979
Foreign tax rate and other foreign related tax items	3,203	920	(15,626)
Uncertain tax positions	4,202	25	861
Stock-based compensation	4,734	(15,020)	1,629
Global intangible low-taxed income	7,464	(554)	554
Goodwill impairment	—	39,933	—
Change in valuation allowance	27,101	128,034	(225)
Executive compensation	991	885	3,761
Non-deductible expenditures	211	210	238
R&D credits	(588)	(805)	(2,932)
Intangible property transfers	(18,930)	—	—
Provision for income taxes	$19,865	$112,075	$2,376

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

Our effective tax rate for the fiscal year 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings. The intangible property transfers deferred tax benefit was offset by a change in valuation allowance deferred tax expense.

Our effective tax rate for the fiscal year 2022 differed from the U.S. federal statutory rate of 21.0%, primarily due to the establishment of a valuation allowance in a foreign jurisdiction as discussed below, impairment of book goodwill, the tax impacts of stock-based compensation, and our composition of jurisdictional earnings.

The effective tax rate for the fiscal year 2021 differed from the U.S. federal statutory rate of 21.0%, primarily due to our composition of jurisdictional earnings, U.S. inclusions of foreign taxable income, and an income tax benefit of $15.9 million related to an increase in the Netherlands tax rate enacted in the first quarter of fiscal year 2021.

As of September 30, 2023, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2023, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2023 and 2022 (dollars in thousands):

	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$31,026	$44,131
Capital loss carryforwards	8,187	8,187
Federal credit carryforwards	4,487	5,916
Accrued expenses and other reserves	4,620	3,316
Deferred revenue	52,513	33,676
Acquired intangibles	104,634	89,434
Interest limitations carryforward	10,997	10,228
Operating lease liabilities	4,493	4,874
Depreciation	13,152	2,924
Deferred compensation	1,851	1,910
Pension obligation	852	730
Other	4,148	3,078
Total deferred tax assets	$240,960	$208,404
Valuation allowance for deferred tax assets	(162,966)	(126,860)
Deferred tax assets	$77,994	$81,544
Deferred tax liabilities:
Depreciation	$(5,697)	$(6,143)
Acquired intangibles	(11,707)	(14,570)
Convertible debt	—	(2,463)
Operating lease right of use assets	(3,896)	(4,189)
Deferred costs	(8,489)	(2,415)
Other	(2,166)	(749)
Total deferred tax liabilities	(31,955)	(30,529)
Net deferred tax assets	$46,039	$51,015

Deferred income taxes arise from temporary difference between the tax and financial statement recognition of revenue and expenses. We regularly assess the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in a foreign jurisdiction, which consists of tax amortizable intellectual property and net operating loss carryforwards. We determined we had new negative evidence, based on updates to transfer pricing arrangements and changes to the earnings guidance for fiscal year 2022. We will continue to maintain a valuation allowance against these deferred tax assets until we believe it is more likely than not that they will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made.

The remaining deferred tax assets after valuation allowances are primarily domestic. Based on the level of historical taxable income and projections for future taxable income over the periods for which these deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of the domestic deductible differences.

As of September 30, 2023, we have $8.2 million and $154.8 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively. As of September 30, 2022, we had $8.2 million and $118.7 million in valuation allowance against our net domestic and foreign deferred tax assets, respectively.

As of September 30, 2023, we have immaterial U.S. federal net operating loss (“NOL”) carryforwards, state NOL carryforwards of $8.4 million, and foreign NOL carryforwards of $385.8 million, before uncertain tax positions of $256.0 million. As of September 30, 2022, we have U.S. federal NOL carryforwards of $43.6 million, state NOL carryforwards of $11.9 million, and foreign NOL carryforwards of $184.9 million, before uncertain tax position amounts of $39.5 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period. As of September 30, 2023 and 2022, unlimited federal NOLs are immaterial and $42.8 million, respectively, and unlimited Netherlands NOLs are $350.5 million and $157.4 million, respectively.

As of September 30, 2023, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $7.6 million, before uncertain tax positions of $7.4 million, state research and development credits of $0.3 million, and foreign research and development credits of $5.5 million. As of September 30, 2022, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $10.1 million, before uncertain tax positions of $8.1 million, state research and development credits of $0.2 million, and foreign research and development credits of $4.9 million. These carryforwards will expire at various dates beginning in 2024 and extending up to 2041.

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

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2023	2022
Balance at the beginning of the year	$76,590	$87,144
Beginning balance adjustment	4,977	(13,181)
Increases related to tax positions taken from prior periods	—	2,277
Decreases related to tax positions taken from prior periods	(1,476)	—
Increases related to tax positions taken during current period	5,382	2,088
Decreases for tax settlements and lapse in statutes	(301)	(1,738)
Balance at the end of the year	$85,172	$76,590

As of September 30, 2023 and 2022, beginning balance adjustments include cumulative translation adjustments of $5.0 million and ($13.2) million, respectively.

Increases related to tax positions taken from prior periods include the effect of tax rate changes that as of September 30, 2023 and 2022, are immaterial and $2.3 million, respectively.

As of September 30, 2023, $85.2 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest related to uncertain tax positions in our provision for (benefit from) income taxes of $0.6 million, ($0.3) million and $0.3 million during fiscal years 2023, 2022 and 2021 respectively. We recorded interest of $4.2 million and $3.5 million as of September 30, 2023 and 2022, respectively.

We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2016 through 2022 tax years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

17. Long-Term Debt

Long-term debt consisted of the following (in thousands):

September 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(992)	$86,508
2025 Modified Notes	7/1/2028	1.50%	8.75%	87,500	(3,796)	(14,490)	69,214
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,271)	120,229
Total debt				$297,500	$(3,796)	$(17,753)	275,951
Less: current portion of long-term debt							—
Total long-term debt							$275,951

September 30, 2022
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Notes	6/1/2025	3.00%	6.29%	$175,000	$(11,264)	$(2,832)	$160,904
Senior Credit Facility	4/1/2025	N/A	5.37%	110,938	(1,310)	(158)	109,470
Total debt				$285,938	$(12,574)	$(2,990)	270,374
Less: current portion of long-term debt							(10,938)
Total long-term debt							$259,436

The following table summarizes the maturities of our borrowing obligations as of September 30, 2023 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2024	$—	$—	$—
2025	—	87,500	87,500
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
Total before unamortized discount and issuance costs and current portion	$122,500	$175,000	$297,500
Less: unamortized discount and issuance costs	(2,271)	(19,278)	(21,549)
Total long-term debt	$120,229	$155,722	$275,951

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which are governed by an indenture (the “2028 Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the

Securities Act of 1933, as amended. On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2028 Notes were $193.2 million after deducting transaction costs.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2023, the carrying amount of the 2025 Modified Notes was $155.7 million, net of unamortized costs of $19.3 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2023, the carrying amount of the 2028 Notes was $120.2 million and unamortized issuance costs of $2.3 million. As of September 30, 2023, the if-converted value of the 2028 Notes was $61.2 million less than its principal amount.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by an indenture (the “2025 Indenture”), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of September 30, 2023 and 2022, the if-converted value of the 2025 Modified Notes was $83.6 million and $101.3 million, respectively, less than its principal amount.

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

If we undergo a “fundamental change”, subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture governing the 2025 Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2025 Notes then outstanding may declare the entire principal amount of all the 2025 Notes plus accrued special interest, if any, to be immediately due and payable.

On October 1, 2022, we adopted ASU 2020-06 based on a modified retrospective transition method. No prior-period information has been retrospectively adjusted. Since the adoption of ASU 2020-06, the 2025 Notes are no longer bifurcated into a separate liability and equity component. The 2025 Notes are accounted for as a single liability. The issuance costs related to the 2025 Notes are being amortized to interest expense over the contractual term. Refer to Note 2 - Summary of Significant Accounting Policies for the impact of our adoption. As of September 30, 2022, the carrying amount of the equity component, net of taxes and transaction costs was $14.4 million.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2023, 2022 and 2021 was as follows (dollars in thousands):

	Year Ended September 30,
	2023	2022	2021
Contractual interest expense	$5,383	$5,246	$5,246
Amortization of debt discount	258	3,755	3,527
Amortization of issuance costs	2,119	944	887
Total interest expense related to the Notes	$7,760	$9,945	$9,660

The conditional conversion feature of the Notes was not triggered during the fiscal year ended September 30, 2023. As of September 30, 2023, the Notes were not convertible. As of this Annual Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On December 17, 2020 (the “Amendment No. 1 Effective Date”), we entered into Amendment No. 1 to the Credit Agreement (the “Amendment No. 1”). Amendment No. 1 extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

Amendment No. 1 revised certain interest rates in the Credit Agreement. Following delivery of a compliance certificate for the first full fiscal quarter after the Amendment No. 1 Effective Date, the applicable margins for the revolving credit and term facilities is subject to a pricing grid based upon the net total leverage ratio as follows (i) if the net total leverage ratio is greater than 3.00 to 1.00, the applicable margin is LIBOR plus 3.00% or ABR plus 2.00%; (ii) if the net total leverage ratio is less than or equal to 3.00 to 1.00 but greater than 2.50 to 1.00, the applicable margin is LIBOR plus 2.75% or ABR plus 1.75%; (iii) if the net total leverage ratio is less than or equal to 2.50 to 1.00 but greater than 2.00 to 1.00, the applicable margin is LIBOR plus 2.50% or ABR plus 1.50%; (iv) if the net total leverage ratio is less than or equal to 2.00 to 1.00 but greater than 1.50 to 1.00, the applicable margin is LIBOR plus 2.25% or

ABR plus 1.25%; and (v) if the net total leverage ratio is less than or equal to 1.50 to 1.00, the applicable margin is LIBOR plus 2.20% or ABR plus 1.00%. As a result of Amendment No 1, the applicable LIBOR floor was reduced from 0.50% to 0.00%.

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

Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request, and each lender may agree in its sole discretion, to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the “covenant adjustment period”). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of September 30, 2023 and 2022, we were in compliance with all Credit Agreement covenants.

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

In connection with the issuance of the 2028 Notes, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. On July 3, 2023, we repaid the outstanding balance on our Revolving Facility. As of September 30, 2023 and 2022, there were no amounts outstanding under the Revolving Facility.

Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2023, 2022 and 2021 was $6.7 million, $4.3 million, $4.1 million, respectively, reflecting the coupon and accretion of the discount.

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

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2023, our internal control over financial reporting was effective based on those criteria.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2023 issued by BDO USA, P.C., an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three-month period ending September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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
(3)
Exhibits — See Item 15(b) of this Report below.
(b)
Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities	X
4.4	Indenture, dated as of June 26, 2023, by and between Cerence Inc. and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-39030	4.1	June 26, 2023
4.5	Form of Global Note, representing Cerence Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.2	June 26. 2023
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019
10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.5	October 2, 2019
10.6†	Cerence 2019 Equity Incentive Plan		S-8	333-234040	4.3	October 2, 2019
10.7†	Cerence 2019 Employee Stock Purchase Plan		S-8	333-234040	4.6	October 2, 2019
10.8†	Form of Change of Control and Severance Agreement - NEO		10-K	001-39030	10.14	December 19, 2020
10.9	Indemnification Agreement		10-K	001-39030	10.15	December 19, 2020
10.10†	Restricted Stock Unit Award Agreement		10-K	001-39030	10.13	November 19, 2020
10.11†	Performance-Based Restricted Stock Unit Award Agreement		10-K	001-39030	10.14	November 19, 2020
10.12	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.13	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020
10.14	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
10.15†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan		10-K	001-39030	10.18	November 19, 2020

10.16	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		8-K	001-39030	10.1	December 21, 2020
10.17†	CEO Change of Control and Severance Agreement		10-Q	001-39030	10.2	February 8, 2021
10.18†	Offer Letter, dated December 14, 2021, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	December 15, 2021
10.19†	Offer Letter, dated May 4, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.1	August 9, 2022
10.20†	Change of Control and Severance Agreement, effective as of May 5, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.2	August 9, 2022
10.21†	Change of Control Equity Acceleration Agreement, effective as of June 19, 2022, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	June 24, 2022
10.22†	Change of Control and Severance Agreement, effective as of June 21, 2022, by and between Cerence GmbH and Stefan Ortmanns		8-K	001-39030	10.2	June 24, 2022
10.23	Amendment No. 2 to Credit Agreement, dated as of June 12, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		10-K	001-39030	10.31	November 29, 2022
10.24†	Offer Letter, dated April 21, 2023, by and between Cerence Inc. and Iqbal Arshad	X
10.25†	Change of Control and Severance Agreement, effective as of April 28,2023, by and between Cerence Inc. and Iqbal Arshad	X
10.26†	Transitional Service and Advisory Agreement by and between Cerence Inc. and Prateek Kathpal		10-Q	001-39030	10.1	May 9, 2023
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (including in signature pages hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

† Management contract or compensatory plan or arrangement

* Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERENCE INC.

Date: November 29, 2023	By:	/s/ Stefan Ortmanns
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

Name	Title	Date

/s/ Stefan Ortmanns	Chief Executive Officer and Director	November 29, 2023
Stefan Ortmanns	(Principal Executive Officer)

/s/ Thomas L. Beaudoin	Chief Financial Officer and Director	November 29, 2023
Thomas L. Beaudoin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Arun Sarin	Chairman of the Board	November 29, 2023
Arun Sarin

/s/ Marianne Budnik	Director	November 29, 2023
Marianne Budnik

/s/ Sanjay Jha	Director	November 29, 2023
Sanjay Jha

/s/ Kristi Ann Matus	Director	November 29, 2023
Kristi Ann Matus

/s/ Alfred Nietzel	Director	November 29, 2023
Alfred Nietzel

/s/ Marcy Klevorn	Director	November 29, 2023
Marcy Klevorn

/s/ Doug Davis	Director	November 29, 2023
Doug Davis