Form 10-Q
period 2023-12-31
Cerence Inc.
filed 2024-02-08
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39030

CERENCE INC.

(Exact name of registrant as specified in its charter)

Delaware	83-4177087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Mall Road, Suite 416 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)

(857) 362-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRNC	The Nasdaq Global Select Market

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

As of January 31, 2024, the registrant had 41,674,637 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
adverse conditions in the automotive industry or the global economy more generally, including as a result of the COVID-19 pandemic, the conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, and inflation and rising interest rates;
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

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors." These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2023	2022
Revenues:
License	$20,823	$45,417
Connected services	96,820	18,394
Professional services	20,692	19,847
Total revenues	138,335	83,658
Cost of revenues:
License	1,604	1,614
Connected services	7,303	6,542
Professional services	17,325	17,924
Amortization of intangible assets	103	103
Total cost of revenues	26,335	26,183
Gross profit	112,000	57,475
Operating expenses:
Research and development	33,306	29,494
Sales and marketing	6,071	9,162
General and administrative	12,793	14,257
Amortization of intangible assets	545	2,350
Restructuring and other costs, net	705	4,189
Total operating expenses	53,420	59,452
Income (loss) from operations	58,580	(1,977)
Interest income	1,432	870
Interest expense	(3,236)	(3,514)
Other income, net	1,422	3,713
Income (loss) before income taxes	58,198	(908)
Provision for income taxes	34,341	1,250
Net income (loss)	$23,857	$(2,158)
Net income (loss) per share:
Basic	$0.58	$(0.05)
Diluted	$0.53	$(0.05)
Weighted-average common share outstanding:
Basic	41,186	39,962
Diluted	49,255	39,962

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2023	2022

Net income (loss)	$23,857	$(2,158)
Other comprehensive income:
Foreign currency translation adjustments	4,280	9,162
Pension adjustments, net	27	26
Net unrealized gains on available-for-sale securities	163	99
Total other comprehensive income	4,470	9,287
Comprehensive income	$28,327	$7,129

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,736	$101,154
Marketable securities	9,784	9,211
Accounts receivable, net of allowances of $4,050 and $4,044	58,693	61,270
Deferred costs	5,568	6,935
Prepaid expenses and other current assets	55,580	47,157
Total current assets	228,361	225,727
Long-term marketable securities	7,755	10,607
Property and equipment, net	32,625	34,013
Deferred costs	19,849	20,299
Operating lease right of use assets	12,347	11,961
Goodwill	906,396	900,342
Intangible assets, net	3,374	3,875
Deferred tax assets	16,607	46,601
Other assets	37,594	44,165
Total assets	$1,264,908	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,179	$16,873
Deferred revenue	43,392	77,068
Short-term operating lease liabilities	5,676	5,434
Accrued expenses and other current liabilities	51,732	48,718
Total current liabilities	119,979	148,093
Long-term debt	277,419	275,951
Deferred revenue, net of current portion	100,913	145,531
Long-term operating lease liabilities	8,066	7,947
Other liabilities	27,398	25,193
Total liabilities	533,775	602,715
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 41,237 and 40,423 shares issued and outstanding, respectively	412	404
Accumulated other comprehensive loss	(23,496)	(27,966)
Additional paid-in capital	1,064,022	1,056,099
Accumulated deficit	(309,805)	(333,662)
Total stockholders' equity	731,133	694,875
Total liabilities and stockholders' equity	$1,264,908	$1,297,590

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended December 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net income	-	-	-	23,857	-	23,857
Other comprehensive income	-	-	-	-	4,470	4,470
Issuance of common stock	814	8	6,193	-	-	6,201
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(6,209)	-	-	(6,209)
Stock-based compensation	-	-	7,939	-	-	7,939
Balance at December 31, 2023	41,237	$412	$1,064,022	$(309,805)	$(23,496)	$731,133

Three Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	-	-	-	(2,158)	-	(2,158)
Cumulative effect adjustment due to adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	9,287	9,287
Issuance of common stock	644	7	1,716	-	-	1,723
Stock withheld to cover tax withholdings requirements upon stock vesting	(57)	(1)	(2,642)	-	-	(2,643)
Stock-based compensation	-	-	9,222	-	-	9,222
Balance at December 31, 2022	40,017	$400	$1,023,467	$(279,566)	$(24,450)	$719,851

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$23,857	$(2,158)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	2,686	5,008
Stock-based compensation	8,380	12,472
Non-cash interest expense	1,468	444
Deferred tax provision (benefit)	30,298	(164)
Unrealized foreign currency transaction gains	(2,012)	(6,084)
Other	382	104
Changes in operating assets and liabilities:
Accounts receivable	4,933	(16,651)
Prepaid expenses and other assets	1,170	3,261
Deferred costs	2,589	1,586
Accounts payable	2,382	7,820
Accrued expenses and other liabilities	3,712	(255)
Deferred revenue	(82,660)	(7,501)
Net cash used in operating activities	(2,815)	(2,118)
Cash flows from investing activities:
Capital expenditures	(931)	(683)
Purchases of marketable securities	-	(7,081)
Sale and maturities of marketable securities	2,442	9,500
Other investing activities	(322)	(219)
Net cash provided by investing activities	1,189	1,517
Cash flows from financing activities:
Payments for long-term debt issuance costs	-	(403)
Principal payments of long-term debt	-	(1,563)
Common stock repurchases for tax withholdings for net settlement of equity awards	(6,209)	(2,643)
Principal payment of lease liabilities arising from a finance lease	(122)	(165)
Proceeds from the issuance of common stock	6,201	1,723
Net cash used in financing activities	(130)	(3,051)
Effects of exchange rate changes on cash and cash equivalents	(662)	(538)
Net change in cash and cash equivalents	(2,418)	(4,190)
Cash and cash equivalents at beginning of period	101,154	94,847
Cash and cash equivalents at end of period	$98,736	$90,657
Supplemental information:
Cash paid for income taxes	$3,104	$2,459
Cash paid for interest	$3,003	$4,341

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 11.8% and 10.7% of our Accounts receivable, net balance at December 31, 2023. Two customers accounted for 10.8% and 10.1% of our Accounts receivable, net balance at September 30, 2023.

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

The change in the allowance for credit losses for the three months ended December 31, 2023 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2023	$4,131
Effect of foreign currency translation	9
Balance as of December 31, 2023	$4,140

Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of December 31, 2023 and September 30, 2023, inventory was $0.9 million and $0.5 million, respectively.

Recently Adopted Accounting Standards

None.

Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently in the process of evaluating the effects of this pronouncement on our condensed consolidated financial statements and disclosures.

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

(a) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Revenues:
United States	$99,469	$21,356
Other Americas	84	26
Germany	19,133	18,164
Other Europe, Middle East and Africa	4,775	3,672
Japan	5,623	25,841
Other Asia-Pacific	9,251	14,599
Total net revenues	$138,335	$83,658

For the three months ended December 31, 2022, revenues within China were $9.6 million, which were over 10% of revenues.

Revenues relating to one customer accounted for $78.4 million, or 56.7% of revenues for the three months ended December 31, 2023. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance Communications Inc. (“Nuance”) through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change is to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024.

Revenues relating to two customers accounted for $21.4 million, or 25.6%, and $10.0 million, or 12.0%, of revenues for the three months ended December 31, 2022.

(b) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of December 31, 2023 and September 30, 2023, we had $8.0 million of contract acquisition costs. We had amortization expense of $0.7 million and $0.8 million related to these costs during the three months ended December 31, 2023 and 2022, respectively. There was no impairment related to contract acquisition costs.

(c) Capitalized Contract Costs

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

We had amortization expense of $4.1 million and $2.7 million related to these costs during the three months ended December 31, 2023 and 2022, respectively. There was no impairment related to contract costs capitalized.

(d) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net at their net estimated realizable value. Accounts receivable, net as of September 30, 2023 and 2022 was $61.3 million and $45.1 million, respectively. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.

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

Contract assets
Balance as of September 30, 2023	$56,708
Revenues recognized but not billed	8,865
Amounts reclassified to Accounts receivable, net	(11,987)
Effect of foreign currency translation	2,531
Balance as of December 31, 2023	$56,117

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2023	$222,599
Amounts billed but not recognized	23,525
Revenue recognized	(105,634)
Effect of foreign currency translation	3,815
Balance as of December 31, 2023	$144,305

(e) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2023 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$102,682	$81,132	$22,034	$205,848

The table above includes fixed remaining performance obligations and does not include contingent usage-based activities, such as royalties and usage-based connected services. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change is to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. We provided services to a separate customer, who in turn provided services to our legacy customer. Our customer terminated services on October 31, 2023. There is no cash flow associated with this contract. The effect of this termination is to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024.

Note 4. Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of restricted stock units is reflected in diluted net income (loss) per share by applying the treasury stock method.

The dilutive effect of the Notes (as defined in Note 14) is reflected in net income (loss) per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net income (loss) per share, we would assume conversion of the Notes at the respective conversion ratio as further described in Note 14. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Three Months Ended December 31,
in thousands, except per share data	2023	2022

Numerator:
Net income (loss) - basic	$23,857	$(2,158)
Interest on the Notes, net of tax	2,250	-
Net income (loss) - diluted	$26,107	$(2,158)

Denominator:
Weighted average common shares outstanding - basic	41,186	39,962
Dilutive effect of contingently issuable stock awards	574	-
Dilutive effect of the Notes	7,495	-
Weighted average common shares outstanding - diluted	49,255	39,962

Net income (loss) per common share:
Basic	$0.58	$(0.05)
Diluted	$0.53	$(0.05)

We exclude weighted-average potential shares from the calculations of diluted net income (loss) per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31,
in thousands	2023	2022
Contingently issuable stock awards	-	103
Conversion option of our Notes	-	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $65,753 at cost (a)	$65,753	$65,753	$-
Government securities $2,897 at cost (b)	2,879	-	2,879
Level 2:
Government securities $5,065 at cost (b)	5,058	-	5,058
Time deposits, $8,295 at cost (a)	8,295	8,295	-
Corporate bonds, $9,633 at cost (b)	9,602	-	9,602
Debt securities, $2,000 at cost (c)	2,909	-	-
Total assets	$94,496	$74,048	$17,539

	September 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $66,349 at cost (a)	$66,349	$66,349	$-
Government securities $4,421 at cost (b)	4,375	-	4,375
Level 2:
Government securities $5,046 at cost (b)	5,000	-	5,000
Time deposits, $8,536 at cost (a)	8,536	8,536	-
Commercial paper, $496 at cost (b)	496	-	496
Corporate bonds, $10,073 at cost (b)	9,947	-	9,947
Debt securities, $2,000 at cost (c)	2,847	-	-
Total assets	$97,550	$74,885	$19,818

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

(c)
Debt securities within the Condensed Consolidated Balance Sheets are classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.

During the three months ended December 31, 2023 and 2022, we recorded unrealized gains related to our marketable securities of $0.2 million and $0.1 million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2023 and September 30, 2023, the estimated fair value of our Notes was $233.1 million and $257.4 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.

Equity securities

We have equity securities in a privately held company obtained as part of a non-cash transaction. These equity securities are recognized at fair value and are classified within Level 2 of the fair value hierarchy.

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

Investments without readily determinable fair values were $2.6 million as of December 31, 2023 and September 30, 2023. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three months ended December 31, 2023 and 2022.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of December 31, 2023 and September 30, 2023, the total notional amount of forward contracts was $98.3 million and $98.0 million, respectively. As of December 31, 2023 and September 30, 2023, the weighted-average remaining maturity of these instruments was approximately 11.5 and 11.6 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2023 and September 30, 2023 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2023	September 30, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$358	$477
Foreign currency forward contracts	Other assets	113	256
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,430	1,613
Foreign currency forward contracts	Other liabilities	478	460

The following tables display a summary of the loss related to foreign currency forward contracts for the three months ended December 31, 2023 and 2022 (dollars in thousand):

		Loss recognized in earnings
		Three Months Ended December 31,
Derivatives not designated as hedges	Classification	2023	2022
Foreign currency forward contracts	Other income, net	$(329)	$(1,453)

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

On December 31, 2023, we concluded that no goodwill impairment indicators were present.

The changes in the carrying amount of goodwill for the three months ended December 31, 2023 are as follows (dollars in thousands):

Total
Balance as of September 30, 2023	$900,342
Effect of foreign currency translation	6,054
Balance as of December 31, 2023	$906,396

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,285	$(104,911)	$3,374	1.2
Technology and patents	90,000	(90,000)	-	-
Total	$198,285	$(194,911)	$3,374

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,713	$(102,942)	$3,771	1.5
Technology and patents	89,431	(89,327)	104	0.2
Total	$196,144	$(192,269)	$3,875

Amortization expense related to intangible assets in the aggregate was $0.6 million and $2.5 million for the three months ended December 31, 2023 and 2022, respectively. We expect amortization of intangible assets to be approximately $1.6 million for the remainder of fiscal year 2024.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2023 and September 30, 2023:

	December 31, 2023	September 30, 2023
Weighted-average remaining lease term (in months):
Operating leases	39.6	37.2
Finance leases	21.8	24.5
Weighted-average discount rate:
Operating leases	5.6%	5.3%
Finance leases	4.4%	4.4%

The following table presents lease expense for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Finance lease costs:
Amortization of right of use asset	$108	$108
Interest on lease liability	7	10
Operating lease cost	1,628	1,686
Variable lease cost	764	691
Sublease income	(60)	(45)
Total lease cost	$2,447	$2,450

For the three months ended December 31, 2023 and 2022, cash payments related to operating leases were $1.7 million and $1.8 million, respectively. For the three months ended December 31, 2023 and 2022, cash payments related to financing leases were $0.1 million, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended December 31, 2023 and 2022, right of use assets obtained in exchange for lease obligations were $1.5 million and $2.5 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of December 31, 2023 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2024	$4,854	$312	$5,166
2025	4,498	362	4,860
2026	2,320	53	2,373
2027	1,836	—	1,836
2028	946	—	946
Thereafter	746	—	746
Total future minimum lease payments	$15,200	$727	$15,927
Less effects of discounting	(1,458)	(22)	(1,480)
Total lease liabilities	$13,742	$705	$14,447
Reported as of December 31, 2023
Short-term lease liabilities	$5,676	$398	$6,074
Long-term lease liabilities	8,066	307	8,373
Total lease liabilities	$13,742	$705	$14,447

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2023	September 30, 2023

Compensation	$25,601	$24,997
Sales and other taxes payable	7,871	7,384
Cost of revenue related liabilities	4,189	4,326
Professional fees	3,931	3,386
Interest payable	295	1,781
Other	9,845	6,844
Total	$51,732	$48,718

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2023 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2023	$549	$1,033	$1,582	$—	$1,582
Restructuring and other costs, net	115	145	260	445	705
Non-cash adjustments	—	(174)	(174)	(300)	(474)
Cash payments	(201)	(127)	(328)	—	(328)
Effect of foreign currency translation	—	13	13	—	13
Balance at December 31, 2023	$463	$890	$1,353	$145	$1,498

The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
	2023	2022

Personnel	$115	$3,049
Facilities	145	193
Restructuring subtotal	260	3,242
Other	445	947
Restructuring and other costs, net	$705	$4,189

Fiscal Year 2024

For the three months ended December 31, 2023, we recorded restructuring and other costs, net of $0.7 million which included a $0.1 million severance charge related to the elimination of personnel, a $0.1 million charge resulting from the closure of facilities that will no longer be utilized, and $0.4 million related to other one-time charges.

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

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2023 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2023	2,372,145	1,145,550	3,517,695	$32.52
Granted	1,698,206	297,167	1,995,373	$17.82
Vested	(750,776)	(63,998)	(814,774)	$40.39
Forfeited	(61,594)	(118,979)	(180,573)	$42.36
Non-vested at December 31, 2023	3,257,981	1,259,740	4,517,721	$24.31
Expected to vest			4,517,721	$24.31	1.41	$88,773

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022
Cost of connected services	$81	$196
Cost of professional services	560	1,153
Research and development	3,831	4,454
Sales and marketing	718	1,660
General and administrative	3,190	5,009
	$8,380	$12,472

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2023, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

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

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated action. The parties have respectively agreed to stay those actions pending a ruling on the motion to dismiss in the Securities Action and the courts hearing those actions have ordered those stays.

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

As of December 31, 2023, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2024 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2023	2022

Domestic	$65,636	$6,053
Foreign	(7,438)	(6,961)
Income (loss) before income taxes	$58,198	$(908)

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2023	2022

Domestic	$29,078	$(249)
Foreign	5,263	1,499
Provision for income taxes	$34,341	$1,250
Effective income tax rate	59.0%	(137.7)%

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

Our effective tax rate for the three months ended December 31, 2023 was 59.0% compared to negative 137.7% for the three months ended December 31, 2022. Consequently, our provision for income taxes for the three months ended December 31, 2023 was $34.3 million, a net change of $33.0 million from a provision for income taxes of $1.3 million for the three months ended December 31, 2022. This difference was attributable to the change in income tax expense related to foreign valuation allowance.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. R&D expenses over five years and foreign R&D expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the three months ended December 31, 2023 and 2022.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

December 31, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(846)	$86,654
2025 Modified Notes	7/1/2028	1.50%	8.70%	87,500	(3,545)	(13,534)	70,421
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,156)	120,344
Total debt				$297,500	$(3,545)	$(16,536)	277,419
Less: current portion of long-term debt							—
Total long-term debt							$277,419

September 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(992)	$86,508
2025 Modified Notes	7/1/2028	1.50%	8.75%	87,500	(3,796)	(14,490)	69,214
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,271)	120,229
Total debt				$297,500	$(3,796)	$(17,753)	275,951
Less: current portion of long-term debt							—
Total long-term debt							$275,951

The following table summarizes the maturities of our borrowing obligations as of December 31, 2023 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2024	$—	$—	$—
2025	—	87,500	87,500
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$175,000	$297,500
Less: unamortized discount and issuance costs	(2,156)	(17,925)	(20,081)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$120,344	$157,075	$277,419

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 1.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which are governed by an indenture (the “2028 Indenture”), between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. The initial net proceeds from the issuance of the 2028 Notes were $193.2 million after deducting transaction costs.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2023, the carrying amount of the 2025 Modified Notes was $157.1 million, net of unamortized costs of $17.9 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2023, the carrying amount of the 2028 Notes was $120.3 million and unamortized issuance costs of $2.2 million. As of December 31, 2023, the 2028 Notes were not convertible. As of December 31, 2023 and September 30, 2023, the if-converted value of the 2028 Notes was $63.4 million and $61.2 million, respectively, less than its principal amount.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by an indenture (the “2025 Indenture”), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of December 31, 2023 and September 30, 2023, the if-converted value of the 2025 Modified Notes was $86.8 million and $83.6 million, respectively, less than its principal amount.

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

The interest expense recognized related to the Notes for the three months ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Contractual interest expense	$1,442	$1,322
Amortization of debt discount	251	-
Amortization of issuance costs	1,217	280
Total interest expense related to the Notes	$2,910	$1,602

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2023. As of December 31, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of December 31, 2023 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of December 31, 2023 and September 30, 2023, we were in compliance with all Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2023 and 2022 was $0.1 million and $1.9 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2023. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry, including shipping and production issues and expected production improvements, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2023 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

The condensed consolidated balance sheet data as of September 30, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2023 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022:

•
Total revenue increased by $54.6 million, or 65.4%, to $138.3 million from $83.7 million.
•
Operating margin increased 44.7 percentage points to 42.3% from negative 2.4%.
•
Cash used in operating activities was $2.8 million, a net change of $0.7 million from cash used in operating activities of $2.1 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Revenue:
License	$20,823	$45,417
Connected services	96,820	18,394
Professional services	20,692	19,847
Total revenues	138,335	83,658
Cost of revenue:
License	1,604	1,614
Connected services	7,303	6,542
Professional services	17,325	17,924
Amortization of intangible assets	103	103
Total cost of revenues	26,335	26,183
Gross profit	112,000	57,475
Operating expenses:
Research and development	33,306	29,494
Sales and marketing	6,071	9,162
General and administrative	12,793	14,257
Amortization of intangible assets	545	2,350
Restructuring and other costs, net	705	4,189
Total operating expenses	53,420	59,452
Income (loss) from operations	58,580	(1,977)
Interest income	1,432	870
Interest expense	(3,236)	(3,514)
Other income, net	1,422	3,713
Income (loss) before income taxes	58,198	(908)
Provision for income taxes	34,341	1,250
Net income (loss)	$23,857	$(2,158)

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

Connected services revenue primarily represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. There is no cash flow associated with this legacy contract. We provided services to a separate customer, who in turn provided services to our legacy customer. Our customer terminated services on October 31, 2023. There is no cash flow associated with this contract. The effect of this termination is to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions.

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

Total other (expense) income, net consists primarily of foreign exchange gains (losses), interest income and interest expense related to the Notes and Senior Credit Facilities.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2023	% of Total	2022	% of Total	2023 vs. 2022
License	$20,823	15.1%	$45,417	54.3%	(54.2)%
Connected services	96,820	70.0%	18,394	22.0%	426.4%
Professional services	20,692	14.9%	19,847	23.7%	4.3%
Total revenues	$138,335		$83,658		65.4%

Total revenues for the three months ended December 31, 2023 were $138.3 million, an increase of $54.6 million, or 65.4%, from $83.7 million for the three months ended December 31, 2022. The increase in revenues was driven by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The increase was partially offset by decreases in license revenue primarily related to minimum purchase commitments and prepaid deals and a one-time adjustment relating to a change in a customer’s historically reported royalties based on new information provided by the customer in the first quarter of fiscal year 2024.

License Revenue

License revenue for the three months ended December 31, 2023 was $20.8 million, a decrease of $24.6 million, or 54.2%, from $45.4 million for the three months ended December 31, 2022. The decrease in license revenue was driven by a $19.1 million decrease in minimum purchase commitments and prepaid deals and the remaining $5.5 million decrease in variable license revenue mainly due to a one-time adjustment relating to a change in a customer’s historically reported royalties based on new information provided by the customer in the first quarter of fiscal year 2024. As a percentage of total revenues, license revenue decreased 39.2 percentage points from 54.3% for the three months ended December 31, 2022 to 15.1% for the three months ended December 31, 2023.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2023 was $96.8 million, an increase of $78.4 million, or 426.4%, from $18.4 million for the three months ended December 31, 2022. This increase was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue into the first quarter of fiscal year 2024. As a percentage of total revenues, connected services revenue increased by 48.0 percentage points from 22.0% for the three months ended December 31, 2022 to 70.0% for the three months ended December 31, 2023.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2023 was $20.7 million, an increase of $0.9 million, or 4.3%, from $19.8 million for the three months ended December 31, 2022. This increase was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 8.8 percentage points from 23.7% for the three months ended December 31, 2022 to 14.9% for the three months ended December 31, 2023.

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
License	$1,604	$1,614	(0.6)%
Connected services	7,303	6,542	11.6%
Professional services	17,325	17,924	(3.3)%
Amortization of intangibles	103	103	—
Total cost of revenues	$26,335	$26,183	0.6%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
License	$19,219	$43,803	(56.1)%
Connected services	89,517	11,852	655.3%
Professional services	3,367	1,923	75.1%
Amortization of intangibles	(103)	(103)	—
Total gross profit	$112,000	$57,475	94.9%

Total cost of revenues for the three months ended December 31, 2023 were $26.3 million, an increase of $0.1 million, or 0.6%, from $26.2 million for the three months ended December 31, 2022.

We experienced an increase in total gross profit of $54.5 million, or 94.9%, from $57.5 million for the three months ended December 31, 2022 to $112.0 million for the three months ended December 31, 2023. The increase was primarily driven by the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2023 and 2022 remained flat at $1.6 million. Cost of license revenues are primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue decreased by 0.1 percentage points from 6.2% for the three months ended December 31, 2022 to 6.1% for the three months ended December 31, 2023.

License gross profit decreased by $24.6 million, or 56.1%, for the three months ended December 31, 2023 when compared to the three months ended December 31, 2022, primarily due to declines in license revenue.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2023 was $7.3 million, an increase of $0.8 million, or 11.6%, from $6.5 million for the three months ended December 31, 2022. Cost of connected services revenue increased primarily due to a $0.9 million increase in amortization of costs previously deferred and a $0.2 million increase in our cloud infrastructure costs. The increase was partially offset by a $0.3 million decrease in salary-related expenditures. During the first quarter of fiscal year 2024, we had an acceleration of $2.0 million of expenses associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition. As a percentage of total cost of revenues, cost of connected service revenue increased by 2.7 percentage points from 25.0% for the three months ended December 31, 2022 to 27.7% for the three months ended December 31, 2023.

Connected services gross profit increased $77.6 million, or 655.3%, from $11.9 million for the three months ended December 31, 2022 to $89.5 million for the three months ended December 31, 2023, primarily due to the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2023 was $17.3 million, a decrease of $0.6 million, or 3.3%, from $17.9 million for the three months ended December 31, 2022. Cost of professional services revenue decreased primarily due to a $1.6 million decrease in salary-related expenditures and a $0.6 million decrease in stock-based compensation. The decrease was partially offset by a $1.2 million increase in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue decreased by 2.7 percentage points from 68.5% for the three months ended December 31, 2022 to 65.8% for the three months ended December 31, 2023.

Professional services gross profit increased $1.5 million, or 75.1%, from $1.9 million for the three months ended December 31, 2022 to $3.4 million for the three months ended December 31, 2023, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other (expense) income, net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Research and development	$33,306	$29,494	12.9%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2023 were $33.3 million, an increase of $3.8 million, or 12.9%, from $29.5 million for the three months ended December 31, 2022. The increase was primarily attributable to a $4.4 million increase in salary-related expenditures and a $1.6 million increase in third-party contractor costs. The increase was partially offset by a $1.7 million decrease in internally allocated labor and a $0.6 million decrease in stock-based compensation costs. As a percentage of total operating expenses, R&D expenses increased by 12.7 percentage points from 49.6% for the three months ended December 31, 2022 to 62.3% for the three months ended December 31, 2023.

Sales & Marketing Expenses

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Sales and marketing	$6,071	$9,162	(33.7)%

Sales and marketing expenses for the three months ended December 31, 2023 were $6.1 million, a decrease of $3.1 million, or 33.7%, from $9.2 million for the three months ended December 31, 2022. The decrease in sales and marketing expenses was primarily attributable to a $1.4 million decrease in salary-related expenditures, a $0.9 million decrease in stock-based compensation costs, a $0.3 million decrease in professional services, and a $0.2 million decrease in travel expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 4.0 percentage points from 15.4% for the three months ended December 31, 2022 to 11.4% for the three months ended December 31, 2023.

General & Administrative Expenses

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
General and administrative	$12,793	$14,257	(10.3)%

General and administrative expenses for the three months ended December 31, 2023 were $12.8 million, a decrease of $1.5 million, or 10.3%, from $14.3 million for the three months ended December 31, 2022. The decrease in general and administrative expenses was primarily attributable to a $1.8 million decrease in stock-based compensation costs. The decrease was partially offset by a $0.6 million increase in salary-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 0.1 percentage points from 24.0% for the three months ended December 31, 2022 to 23.9% for the three months ended December 31, 2023.

Amortization of Intangible Assets

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Cost of revenues	$103	$103	—
Operating expense	545	2,350	(76.8)%
Total amortization	$648	$2,453	(73.6)%

Intangible asset amortization for the three months ended December 31, 2023 was $0.6 million, a decrease of $1.9 million, or 73.6%, from $2.5 million for the three months ended December 31, 2022. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2023. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues remained flat at 0.4% for the three months ended December 31, 2023 and 2022. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 3.0 percentage points from 4.0% for the three months ended December 31, 2022 as compared to 1.0% for the three months ended December 31, 2023.

Restructuring and Other Costs, Net

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Restructuring and other costs, net	$705	$4,189	(83.2)%

Fiscal Year 2024

For the three months ended December 31, 2023, we recorded restructuring and other costs, net of $0.7 million which included a $0.1 million severance charge related to the elimination of personnel, a $0.1 million charge resulting from the closure of facilities that will no longer be utilized, and $0.4 million related to other one-time charges. For the remainder of fiscal year 2024, we expect approximately $6.5 million of personnel-related restructuring costs.

Fiscal Year 2023

For the three months ended December 31, 2022, we recorded restructuring and other costs, net of $4.2 million, which included a $3.0 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $0.9 million related to other one-time charges.

As a percentage of total operating expenses, restructuring and other costs, net decreased by 5.7 percentage points from 7.0% for the three months ended December 31, 2022 to 1.3% for the three months ended December 31, 2023.

Total Other (Expense) Income, Net

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Interest income	$1,432	$870	64.6%
Interest expense	(3,236)	(3,514)	(7.9)%
Other income, net	1,422	3,713	(61.7)%
Total other (expense) income, net	$(382)	$1,069	(135.7)%

Total other (expense) income, net for the three months ended December 31, 2023 was expense of $0.4 million, a change of $1.5 million from $1.1 million of income for the three months ended December 31, 2022. The increase in interest income was primarily attributable to returns on investments. The decrease in interest expense was primarily attributable to lower applicable interest rate on our Notes. The change in other income, net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended December 31, 2023 Compared with Three Months Ended December 31, 2022

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Provision for income taxes	$34,341	$1,250	2647.3%
Effective income tax rate %	59.0%	(137.7)%

Our effective income tax rate for the three months ended December 31, 2023 was 59.0%, compared to negative 137.7% for the three months ended December 31, 2022. Our provision for income taxes for the three months ended December 31, 2023 was $34.3 million, a net change of $33.0 million from a provision for income taxes of $1.3 million for the three months ended December 31, 2022. This difference was attributable to the change in income tax expense related to foreign valuation allowance.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2023, we had $116.3 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of December 31, 2023, our net working capital, excluding deferred revenue and deferred costs, was $146.2 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $116.3 million of cash, cash equivalents, and marketable securities as of December 31, 2023, we believe that we will be able to meet our liquidity needs over the next 12 months. We believe that we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	1,378	3,672	3,220	-	8,270
2025 Modified Notes	-	87,500	87,500	-	175,000
Cash interest payable on the 2025 Modified Notes (a)	2,954	4,370	2,300	-	9,624
Operating leases	4,854	6,818	2,782	746	15,200
Operating leases under restructuring (b)	103	379	190	-	672
Financing leases	312	415	-	-	727
Total material cash requirements	$9,601	$103,154	$218,492	$746	$331,993

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2023.
(b)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of December 31, 2023, we anticipate sublease income of $0.4 million through fiscal year 2024.

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

1.50% Senior Convertible Notes due 2028

On June 26, 2023, we issued $190.0 million in aggregate principal amount of 2028 Notes, which are governed by the 2028 Indenture, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. On July 3, 2023, we issued an additional $20.0 million in aggregate principal amount of 2028 Notes. The initial net proceeds from the issuance of the 2028 Notes were $193.2 million after deducting transaction costs.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2023, the carrying amount of the 2025 Modified Notes was $157.1 million, net of unamortized costs of $17.9 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2023, the carrying amount of the 2028 Notes was $120.3 million and unamortized issuance costs of $2.2 million. As of December 31, 2023, the 2028 Notes were not convertible.

3.00% Senior Convertible Notes due 2025

On June 2, 2020, we issued $175.0 million in aggregate principal amount of 2025 Notes, including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which are governed by the 2025 Indenture, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs.

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

The interest expense recognized related to the Notes for the three months ended December 31, 2023 and 2022 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Contractual interest expense	$1,442	$1,322
Amortization of debt discount	251	-
Amortization of issuance costs	1,217	280
Total interest expense related to the Notes	$2,910	$1,602

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2023. As of December 31, 2023, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of December 31, 2023 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023. During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of December 31, 2023, we were in compliance with all Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2023 and 2022 was $0.1 million and $1.9 million, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2023 and 2022, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2023	2022	2023 vs. 2022
Net cash used in operating activities	$(2,815)	$(2,118)	32.9%
Net cash provided by investing activities	1,189	1,517	(21.6)%
Net cash used in financing activities	(130)	(3,051)	(95.7)%
Effect of foreign currency exchange rates on cash and cash equivalents	(662)	(538)	23.0%
Net changes in cash and cash equivalents	$(2,418)	$(4,190)	(42.3)%

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended December 31, 2023 was $2.8 million, a net change of $0.7 million, or 32.9%, from net cash used in operating activities of $2.1 million for the three months ended December 31, 2022. The change in cash flows were primarily due to:

•
An increase of $55.4 million from income before non-cash charges;
•
An increase of $19.0 million due to favorable changes in working capital primarily related to accounts receivable; and
•
A decrease of $75.2 million from changes in deferred revenue.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended December 31, 2023 was $1.2 million, a net change of $0.3 million, or 21.6%, from $1.5 million of cash provided by investing activities for the three months ended December 31, 2022. The change in cash flows were primarily due to an increase of $0.2 million in capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended December 31, 2023 was $0.1 million, a net change of $3.0 million, from cash used in financing activities of $3.1 million for the three months ended December 31, 2022. The change in cash flows were primarily due to:

•
An increase of $4.5 million in proceeds from the issuance of our common stock;
•
An increase of $3.6 million in payments of tax related withholdings due to the net settlement of equity awards;
•
A decrease of $1.6 million in principal payments of long-term debt; and
•
A decrease of $0.4 million in payments for long-term debt issuance costs.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that have a material impact on the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the amounts of revenues and expenses. Actual results may differ from these estimates.

We believe that our critical accounting estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for convertible debt; and loss contingencies. We believe these estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates.”

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $98.3 million at December 31, 2023. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $7.4 million at December 31, 2023. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At December 31, 2023, we held approximately $98.7 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.7 million per annum, based on December 31, 2023 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of December 31, 2023, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated action. The parties have respectively agreed to stay those actions pending a ruling on the motion to dismiss in the Securities Action and the courts hearing those actions have ordered those stays. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

During the three-month period ended December 31, 2023, Stefan Ortmanns, Chief Executive Officer and a director of the Company, and Thomas L. Beaudoin, Chief Financial Officer and a director of the Company, entered into trading plans on December 14, 2023 and December 21, 2023, respectively (each, a “Plan” and collectively, the “Plans”) covering periods after the date of this Quarterly Report in accordance with our policy governing transactions in our securities. Each Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Dr. Ortmann’s Plan provides for the sale of up to 179,693 shares of our common stock and will be terminated on the earlier of (a) November 1, 2024, (b) the first date on which all trades have been executed, and (c) the date notice to terminate is provided. Mr. Beaudoin’s Plan provides for the sale of up to 60,000 shares of our common stock less any shares withheld to cover tax withholding obligations and will be terminated on the earlier of (a) February 7, 2025, (b) the first date on which all trades have been executed, and (c) the date notice to terminate is provided. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these Plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and Regulation S-K, Item 408(a) and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the SEC. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 8, 2024	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2024	By:	/s/ Thomas L. Beaudoin
Thomas L. Beaudoin
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)