Form 10-Q
period 2024-03-31
Cerence Inc.
filed 2024-05-10
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 41,777,242 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” “objectives” and words and terms of similar substance in connection with discussions of our business and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
the highly competitive and rapidly changing market in which we operate;
•
adverse conditions in the automotive industry or the global economy more generally, including the continuation of the semiconductor shortage being experienced by the automotive industry, consumer spending and preferences, changing in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements, the conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas;
•
automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•
the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants;
•
our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (LLMs);
•
escalating pricing pressures from our customers;
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
•
fluctuations in our financial and operating results, which may be contributed to by the following factors, among others: the volume, timing and fulfillment of customer contracts; changes in customer forecasts; the timing of receipt and accuracy of royalty reports; fluctuating sales by our customers to their end-users; pricing; and the mix of revenue from customer contracts;
•
our inability to control and successfully manage our expense and cash positions;
•
our inability to recruit and retain qualified personnel;
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
•
our inability to expand into adjacent markets, including, without limitation, two-wheeled vehicles, trucks and AIoT, in the timeframes or levels expected;
•
a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•
restrictions on our current and future operations under the terms of our debt and the use of cash to service our debt; and
•
certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors.” These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues:
License	$35,527	$30,800	$56,350	$76,217
Connected services	13,597	18,926	110,417	37,320
Professional services	18,701	18,667	39,393	38,514
Total revenues	67,825	68,393	206,160	152,051
Cost of revenues:
License	1,404	2,209	3,008	3,823
Connected services	5,359	6,114	12,662	12,656
Professional services	14,119	16,587	31,444	34,511
Amortization of intangible assets	—	104	103	207
Total cost of revenues	20,882	25,014	47,217	51,197
Gross profit	46,943	43,379	158,943	100,854
Operating expenses:
Research and development	31,846	28,494	65,152	57,988
Sales and marketing	5,619	8,217	11,690	17,379
General and administrative	16,659	19,177	29,452	33,434
Amortization of intangible assets	555	2,394	1,100	4,744
Restructuring and other costs, net	4,551	5,714	5,256	9,903
Goodwill impairment	252,096	—	252,096	—
Total operating expenses	311,326	63,996	364,746	123,448
Loss from operations	(264,383)	(20,617)	(205,803)	(22,594)
Interest income	1,190	1,163	2,622	2,033
Interest expense	(3,111)	(4,003)	(6,347)	(7,517)
Other (expense) income, net	(25)	1,074	1,397	4,787
Loss before income taxes	(266,329)	(22,383)	(208,131)	(23,291)
Provision for income taxes	11,647	3,706	45,988	4,956
Net loss	$(277,976)	$(26,089)	$(254,119)	$(28,247)
Net loss per share:
Basic	$(6.66)	$(0.65)	$(6.13)	$(0.70)
Diluted	$(6.66)	$(0.65)	$(6.13)	$(0.70)
Weighted-average common share outstanding:
Basic	41,724	40,219	41,452	40,088
Diluted	41,724	40,219	41,452	40,088

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Net loss	$(277,976)	$(26,089)	$(254,119)	$(28,247)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,225)	939	1,055	10,101
Pension adjustments, net	(39)	(55)	(12)	(29)
Net unrealized (losses) gains on available-for-sale securities	(3)	193	160	292
Total other comprehensive (loss) income	(3,267)	1,077	1,203	10,364
Comprehensive loss	$(281,243)	$(25,012)	$(252,916)	$(17,883)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,176	$101,154
Marketable securities	9,356	9,211
Accounts receivable, net of allowances of $4,101 and $4,044	66,787	61,270
Deferred costs	5,296	6,935
Prepaid expenses and other current assets	52,121	47,157
Total current assets	232,736	225,727
Long-term marketable securities	6,711	10,607
Property and equipment, net	32,242	34,013
Deferred costs	18,857	20,299
Operating lease right of use assets	10,941	11,961
Goodwill	650,623	900,342
Intangible assets, net	2,750	3,875
Deferred tax assets	7,059	46,601
Other assets	25,173	44,165
Total assets	$987,092	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,429	$16,873
Deferred revenue	45,483	77,068
Short-term operating lease liabilities	5,188	5,434
Accrued expenses and other current liabilities	39,552	48,718
Total current liabilities	106,652	148,093
Long-term debt	278,890	275,951
Deferred revenue, net of current portion	103,468	145,531
Long-term operating lease liabilities	7,010	7,947
Other liabilities	27,672	25,193
Total liabilities	523,692	602,715
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 41,777 and 40,423 shares issued and outstanding, respectively	417	404
Accumulated other comprehensive loss	(26,763)	(27,966)
Additional paid-in capital	1,077,527	1,056,099
Accumulated deficit	(587,781)	(333,662)
Total stockholders' equity	463,400	694,875
Total liabilities and stockholders' equity	$987,092	$1,297,590

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	41,237	$412	$1,064,022	$(309,805)	$(23,496)	$731,133
Net loss	-	-	-	(277,976)	-	(277,976)
Other comprehensive loss	-	-	-	-	(3,267)	(3,267)
Issuance of common stock	541	5	4,317	-	-	4,322
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(3,535)	-	-	(3,535)
Stock-based compensation	-	-	12,723	-	-	12,723
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400

Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	40,017	$400	$1,023,467	$(279,566)	$(24,450)	$719,851
Net loss	-	-	-	(26,089)	-	(26,089)
Other comprehensive income	-	-	-	-	1,077	1,077
Issuance of common stock	276	3	2,668	-	-	2,671
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(1,787)	-	-	(1,787)
Stock-based compensation	-	-	13,700	-	-	13,700
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Six Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net loss	-	-	-	(254,119)	-	(254,119)
Other comprehensive income	-	-	-	-	1,203	1,203
Issuance of common stock	1,355	13	10,510	-	-	10,523
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(9,744)	-	-	(9,744)
Stock-based compensation	-	-	20,662	-	-	20,662
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400

Six Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	-	-	-	(28,247)	-	(28,247)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	10,364	10,364
Issuance of common stock	920	10	4,384	-	-	4,394
Stock withheld to cover tax withholdings requirements upon stock vesting	(58)	(1)	(4,429)	-	-	(4,430)
Stock-based compensation	-	-	22,922	-	-	22,922
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(254,119)	$(28,247)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Depreciation and amortization	5,384	10,033
Provision for credit loss reserve	6,065	3,626
Stock-based compensation	13,125	24,827
Non-cash interest expense	2,939	910
Deferred tax provision (benefit)	40,949	(422)
Goodwill impairment	252,096	—
Unrealized foreign currency transaction gains	(262)	(6,461)
Other	474	(608)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(14,836)
Prepaid expenses and other assets	5,854	13,014
Deferred costs	3,423	2,559
Accounts payable	(292)	7,864
Accrued expenses and other liabilities	(1,673)	2,930
Deferred revenue	(75,659)	(10,752)
Net cash (used in) provided by operating activities	(1,771)	4,437
Cash flows from investing activities:
Capital expenditures	(2,776)	(2,077)
Purchases of marketable securities	—	(11,045)
Sale and maturities of marketable securities	3,912	15,900
Other investing activities	(891)	(552)
Net cash provided by investing activities	245	2,226
Cash flows from financing activities:
Payments for long-term debt issuance costs	—	(403)
Principal payments of long-term debt	—	(4,688)
Common stock repurchases for tax withholdings for net settlement of equity awards	(9,744)	(4,430)
Principal payment of lease liabilities arising from a finance lease	(202)	(316)
Proceeds from the issuance of common stock	10,461	4,394
Net cash provided by (used in) financing activities	515	(5,443)
Effects of exchange rate changes on cash and cash equivalents	(967)	(690)
Net change in cash and cash equivalents	(1,978)	530
Cash and cash equivalents at beginning of period	101,154	94,847
Cash and cash equivalents at end of period	$99,176	$95,377
Supplemental information:
Cash paid for income taxes	$6,256	$4,053
Cash paid for interest	$3,076	$6,492

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 12.5% of our Accounts receivable, net balance at March 31, 2024. Two customers accounted for 10.8% and 10.1% of our Accounts receivable, net balance at September 30, 2023.

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

The change in the allowance for credit losses for the six months ended March 31, 2024 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2023	$4,131
Credit loss provision	6,065
Write-offs, net of recoveries	(6,065)
Effect of foreign currency translation	4
Balance as of March 31, 2024	$4,135

During the three months ended March 31, 2024, we recorded a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer, of which $6.0 million relates to a contract asset and $0.1 million relates to a trade receivable.

Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of March 31, 2024 and September 30, 2023, inventory was $1.1 million and $0.5 million, respectively.

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

(a) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenues:
United States	$16,018	$21,742	$115,487	$43,098
Other Americas	52	28	136	54
Germany	35,424	24,627	54,557	42,791
Other Europe, Middle East and Africa	3,457	3,512	8,232	7,184
Japan	4,548	5,738	10,171	31,579
Other Asia-Pacific	8,326	12,746	17,577	27,345
Total net revenues	$67,825	$68,393	$206,160	$152,051

For the three and six months ended March 31, 2023, revenues within China were $7.0 million and $16.7 million, respectively, which were over 10% of revenues.

Revenues relating to two customers accounted for $9.1 million, or 13.4%, and $7.4 million, or 10.9%, of revenues for the three months ended March 31, 2024. Revenues relating to one customer accounted for $79.9 million, or 38.8%, of revenues for the six months ended March 31, 2024. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance Communications Inc. (“Nuance”) through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024.

Revenues relating to two customers accounted for $10.8 million, or 15.8%, and $7.2 million, or 10.5%, of revenues for the three months ended March 31, 2023. Revenues relating to two customers accounted for $22.4 million, or 14.7%, and $20.8 million, or 13.7%, of revenues for the six months ended March 31, 2023.

(b) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of March 31, 2024 and September 30, 2023, we had $7.4 million and $8.0 million of contract acquisition costs, respectively. We had amortization expense of $1.0 million and $0.8 million related to these costs during the three months ended March 31, 2024 and 2023, respectively, and $1.7 million and $1.6 million for the six months ended March 31, 2024 and 2023, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $1.7 million and $2.5 million related to these costs during the three months ended March 31, 2024 and 2023, respectively, and $5.8 million and $5.2 million for the six months ended March 31, 2024 and 2023, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2023	$56,708
Revenues recognized but not billed	20,768
Amounts reclassified to Accounts receivable, net	(31,481)
Write-off of contract assets	(5,995)
Effect of foreign currency translation	501
Balance as of March 31, 2024	$40,501

During the three months ended March 31, 2024, we recorded a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer, of which $6.0 million relates to a contract asset and $0.1 million relates to a trade receivable.

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2023	$222,599
Amounts billed but not recognized	48,776
Revenue recognized	(124,016)
Effect of foreign currency translation	1,592
Balance as of March 31, 2024	$148,951

(e) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2024 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$93,633	$88,400	$30,805	$212,838

The table above includes fixed remaining performance obligations and does not include contingent usage-based activities, such as royalties and usage-based connected services. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. We provided services to a separate customer, who in turn provided services to our legacy customer. Our customer terminated services on October 31, 2023. There is no cash flow associated with this contract. The effect of this termination was to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024.

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

The dilutive effect of the Notes (as defined in Note 14) is reflected in net loss per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net loss per share, we would assume conversion of the Notes at the respective conversion ratio as further described in Note 14. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2024	2023	2024	2023

Numerator:
Net loss - basic and diluted	$(277,976)	$(26,089)	$(254,119)	$(28,247)

Denominator:
Weighted average common shares outstanding - basic and diluted	41,724	40,219	41,452	40,088

Net loss per common share:
Basic	$(6.66)	$(0.65)	$(6.13)	$(0.70)
Diluted	$(6.66)	$(0.65)	$(6.13)	$(0.70)

We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2024	2023	2024	2023
Restricted stock unit awards	-	382	-	-
Contingently issuable stock awards	218	103	396	90
Conversion option of our Notes	7,495	4,677	7,495	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $43,623 at cost (a)	$43,623	$43,623	$-
Government securities $2,417 at cost (b)	2,406	-	2,406
Level 2:
Government securities $4,042 at cost (b)	4,028	-	4,028
Time deposits, $8,040 at cost (a)	8,040	8,040	-
Corporate bonds, $9,666 at cost (b)	9,632	-	9,632
Debt securities, $2,000 at cost (c)	2,971	-	-
Total assets	$70,700	$51,663	$16,066

	September 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $66,349 at cost (a)	$66,349	$66,349	$-
Government securities $4,421 at cost (b)	4,375	-	4,375
Level 2:
Government securities $5,046 at cost (b)	5,000	-	5,000
Time deposits, $8,536 at cost (a)	8,536	8,536	-
Commercial paper, $496 at cost (b)	496	-	496
Corporate bonds, $10,073 at cost (b)	9,947	-	9,947
Debt securities, $2,000 at cost (c)	2,847	-	-
Total assets	$97,550	$74,885	$19,818

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

During the three and six months ended March 31, 2024, unrealized (losses) gains related to our marketable securities were immaterial and $0.2 million, respectively, within Accumulated other comprehensive loss. During the three and six months ended March 31, 2023, unrealized gains related to our marketable securities were $0.2 million and $0.3 million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2024 and September 30, 2023, the estimated fair value of our Notes was $251.9 million and $257.4 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.

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

Investments without readily determinable fair values were $2.6 million as of March 31, 2024 and September 30, 2023. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and six months ended March 31, 2024 and 2023.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of March 31, 2024 and September 30, 2023, the total notional amount of forward contracts was $91.0 million and $98.0 million, respectively. As of March 31, 2024 and September 30, 2023, the weighted-average remaining maturity of these instruments was approximately 11.7 and 11.6 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2024 and September 30, 2023 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2024	September 30, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$376	$477
Foreign currency forward contracts	Other assets	206	256
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,247	1,613
Foreign currency forward contracts	Other liabilities	318	460

The following tables display a summary of the loss related to foreign currency forward contracts for the three and six months ended March 31, 2024 and 2023 (dollars in thousands):

		Loss recognized in earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives not designated as hedges	Classification	2024	2023	2024	2023
Foreign currency forward contracts	Other (expense) income, net	$(171)	$(313)	$(500)	$(1,766)

Note 7. Goodwill and Other Intangible Assets

(a) Goodwill

We consider our Chief Executive Officer (“CEO”) to be our CODM. Our CEO approves all major decisions, including reorganizations and new business initiatives. Our CODM reviews routine consolidated operating information and makes decisions on the allocation of resources at this level, as such, we have concluded that we have one operating segment.

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

At March 31, 2024, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows estimates of projected future revenues, operating margins, and growth rates, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies.

We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million within the Condensed Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the six months ended March 31, 2024 are as follows (dollars in thousands):

Total
Balance as of September 30, 2023	$900,342
Goodwill impairment	(252,096)
Effect of foreign currency translation	2,377
Balance as of March 31, 2024	$650,623

(b) Intangible Assets, Net

On March 31, 2024, we concluded that indicators of impairment were present and performed a test for recoverability of our long-lived asset group as of March 31, 2024. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of March 31, 2024.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,417	$(104,667)	$2,750	1.0
Technology and patents	89,663	(89,663)	-	-
Total	$197,080	$(194,330)	$2,750

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,713	$(102,942)	$3,771	1.5
Technology and patents	89,431	(89,327)	104	0.2
Total	$196,144	$(192,269)	$3,875

Amortization expense related to intangible assets in the aggregate was $0.6 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively, and $1.2 million and 5.0 million for the six months ended March 31, 2024 and 2023, respectively. We expect amortization of intangible assets to be approximately $1.1 million for the remainder of fiscal year 2024.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2024 and September 30, 2023:

	March 31, 2024	September 30, 2023
Weighted-average remaining lease term (in months):
Operating leases	38.9	37.2
Finance leases	19.0	24.5
Weighted-average discount rate:
Operating leases	5.6%	5.3%
Finance leases	4.4%	4.4%

The following table presents lease expense for the three and six months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Finance lease costs:
Amortization of right of use asset	$108	$108	$216	$216
Interest on lease liability	6	10	13	20
Operating lease cost	1,581	1,645	3,209	3,331
Variable lease cost	807	808	1,571	1,499
Sublease income	(51)	(48)	(111)	(93)
Total lease cost	$2,451	$2,523	$4,898	$4,973

For the three months ended March 31, 2024 and 2023, cash payments related to operating leases were $1.6 million and $3.3 million and $3.4 million for the six months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023 cash payments related to finance leases were $0.1 million and $0.2 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the six months ended March 31, 2024 and 2023, cash payments related to financing leases were $0.2 million and $0.3 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended March 31, 2024 and 2023, right of use assets obtained in exchange for lease obligations were $0.1 million and $0.4 million, respectively, and $1.6 million and $2.9 million for the six months ended March 31, 2024 and 2023.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2024 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2024	$3,163	$208	$3,371
2025	4,440	362	4,802
2026	2,302	52	2,354
2027	1,834	—	1,834
2028	955	—	955
Thereafter	745	—	745
Total future minimum lease payments	$13,439	$622	$14,061
Less effects of discounting	(1,241)	(16)	(1,257)
Total lease liabilities	$12,198	$606	$12,804
Reported as of March 31, 2024
Short-term lease liabilities	$5,188	$402	$5,590
Long-term lease liabilities	7,010	204	7,214
Total lease liabilities	$12,198	$606	$12,804

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2024	September 30, 2023

Compensation	$16,494	$24,997
Sales and other taxes payable	7,080	7,384
Professional fees	3,700	3,386
Cost of revenue related liabilities	3,025	4,326
Interest payable	1,734	1,781
Other	7,519	6,844
Total	$39,552	$48,718

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2024 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2023	$549	$1,033	$1,582	$—	$1,582
Restructuring and other costs, net	4,519	292	4,811	445	5,256
Non-cash adjustments	—	(351)	(351)	(300)	(651)
Cash payments	(2,544)	(261)	(2,805)	(113)	(2,918)
Effect of foreign currency translation	4	—	4	—	4
Balance at March 31, 2024	$2,528	$713	$3,241	$32	$3,273

The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Personnel	$4,404	$3,371	$4,519	$6,420
Facilities	147	150	292	343
Restructuring subtotal	4,551	3,521	4,811	6,763
Other	—	2,193	445	3,140
Restructuring and other costs, net	$4,551	$5,714	$5,256	$9,903

Fiscal Year 2024

For the three months ended March 31, 2024, we recorded restructuring and other costs, net of $4.6 million which included a $4.4 million severance charge related to the elimination of personnel and a $0.1 million charge resulting from the closure of facilities that will no longer be utilized.

For the six months ended March 31, 2024, we recorded restructuring and other costs, net of $5.3 million, which included a $4.5 million severance charge related to the elimination of personnel, $0.4 million related to other one-time charges and a $0.3 million charge resulting from the closure of facilities that will no longer be utilized.

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

Note 11. Stockholders’ Equity

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, par value $0.01 per share (“Common Stock”), consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year. On March 4, 2024, we registered the issuance of 600,000 shares of Common Stock, reserved for issuance under the Cerence Inc. 2024 Inducement Plan.

Restricted Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2024 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2023	2,372,145	1,145,550	3,517,695	$32.52
Granted	2,084,023	406,166	2,490,189	$17.37
Vested	(1,232,235)	(63,998)	(1,296,233)	$35.06
Forfeited	(122,308)	(137,068)	(259,376)	$39.93
Non-vested at March 31, 2024	3,101,625	1,350,650	4,452,275	$23.63
Expected to vest			4,452,275	$23.63	1.34	$70,079

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of connected services	$64	$175	$145	$371
Cost of professional services	601	1,012	1,161	2,165
Research and development	2,548	4,088	6,379	8,542
Sales and marketing	372	1,522	1,090	3,182
General and administrative	1,160	5,558	4,350	10,567
	$4,745	$12,355	$13,125	$24,827

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2024, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

City of Miami Fire Fighters' and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On

September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. We intend to defend the claims vigorously.

Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. The court previously stayed the case pending a ruling on the motion to dismiss in the Securities Action. On April 23, 2024, the parties submitted proposals for how the case should proceed. As of the date of this report, the court has yet to act on these competing proposals.

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. Plaintiff Catherine Fleming is due to file an amended complaint on May 24, 2024, and the defendants’ anticipated motion to dismiss is due on July 23, 2024.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. Cerence's answer is due on April 16, 2024. The Federal Court has not yet resolved Cerence's pending motion to dismiss that case. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of March 31, 2024, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2024 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Domestic	$(270,347)	$(15,919)	$(204,711)	$(9,866)
Foreign	4,018	(6,464)	(3,420)	(13,425)
Loss before income taxes	$(266,329)	$(22,383)	$(208,131)	$(23,291)

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Domestic	$2,994	$618	$32,072	$369
Foreign	8,653	3,088	13,916	4,587
Provision for income taxes	$11,647	$3,706	$45,988	$4,956
Effective income tax rate	(4.4)%	(16.6)%	(22.1)%	(21.3)%

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

Our effective tax rate for the three months ended March 31, 2024 was negative 4.4% compared to negative 16.6% for the three months ended March 31, 2023. Consequently, our provision for income taxes for the three months ended March 31, 2024 was $11.6 million, a net change of $7.9 million from a provision for income taxes of $3.7 million for the three months ended March 31, 2023. This difference was attributable to impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Our effective tax rate for the six months ended March 31, 2024 was negative 22.1% compared to negative 21.3% for the six months ended March 31, 2023. Consequently, our provision for income taxes for the six months ended March 31, 2024 was $46.0 million, a net change of $41.0 million from a provision for income taxes of $5.0 million for the six months ended March 31, 2023. This difference was attributable to impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. R&D expenses over five years and foreign R&D expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the three and six months ended March 31, 2024 and 2023.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

March 31, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(701)	$86,799
2025 Modified Notes	7/1/2028	1.50%	8.65%	87,500	(3,294)	(12,574)	71,632
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,041)	120,459
Total debt				$297,500	$(3,294)	$(15,316)	278,890
Less: current portion of long-term debt							—
Total long-term debt							$278,890

September 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(992)	$86,508
2025 Modified Notes	7/1/2028	1.50%	8.75%	87,500	(3,796)	(14,490)	69,214
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,271)	120,229
Total debt				$297,500	$(3,796)	$(17,753)	275,951
Less: current portion of long-term debt							—
Total long-term debt							$275,951

The following table summarizes the maturities of our borrowing obligations as of March 31, 2024 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2024	$—	$—	$—
2025	—	87,500	87,500
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$175,000	$297,500
Less: unamortized discount and issuance costs	(2,041)	(16,569)	(18,610)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$120,459	$158,431	$278,890

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2024, the carrying amount of the 2025 Modified Notes was $158.4 million, net of unamortized costs of $16.6 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2024, the carrying amount of the 2028 Notes was $120.5 million and unamortized issuance costs of $2.0 million. As of March 31, 2024, the 2028 Notes were not convertible. As of March 31, 2024 and September 30, 2023, the if-converted value of the 2028 Notes was $75.1 million and $61.2 million, respectively, less than its principal amount.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of March 31, 2024 and September 30, 2023, the if-converted value of the 2025 Modified Notes was $104.3 million and $83.6 million, respectively, less than its principal amount.

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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Contractual interest expense	$1,439	$1,294	$2,881	$2,616
Amortization of debt discount	251	-	502	-
Amortization of issuance costs	1,219	276	2,436	556
Total interest expense related to the Notes	$2,909	$1,570	$5,819	$3,172

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2024. As of March 31, 2024, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of March 31, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the "covenant adjustment period"). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio was waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants resumed. As of March 31, 2024 and September 30, 2023, we were in compliance with all Credit Agreement covenants.

On April 12, 2024 (the “Amendment No. 3 Effective Date”), we entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Amendment No. 3 modified certain financial covenants. Tested quarterly, we will be required to maintain (i) a net secured leveraged ratio of not greater than 3.00 to 1.00; (ii) a minimum level of EBITDA (as defined in the Credit Agreement) of not less than (A) negative $5 million for the six month period ending June 30, 2024, (B) $7.5 million for the nine month period ending September 30, 2024, (C) $20 million for the four consecutive fiscal quarters ending December 31, 2024, (D) $30 million for the four consecutive fiscal quarters ending March 31, 2025, (E) $35 million for the four consecutive fiscal quarters ending June 30, 2025 and for the four consecutive fiscal quarters ending September 30, 2025, (F) $40 million for the four consecutive fiscal quarters ending December 31, 2025, and (G) $40 million for the four consecutive fiscal quarters ending March 31, 2026; (iii) minimum liquidity of at least $50 million; and (iv) aggregate capital expenditures of not more than $10 million.

Amendment No. 3 revised certain interest rates in the Credit Agreement. The applicable margin is SOFR plus 3.00% for SOFR loans and the highest of (i) the federal funds effective rate, (ii) the prime rate, and (iii) one-month SOFR plus 1.00% (the highest of clauses (i) through (iii), the “ABR”) plus 2.00% for ABR loans.

Amendment No. 3 also modified the maturity date for the Revolving Facility. The Revolving Facility matures on April 1, 2026, provided that if on any date during the period commencing on the date which is 91 days prior to the maturity date of our 2025 Notes and any indebtedness incurred to refinance such notes that matures on or prior to July 1, 2026 (such debt, the “Early Maturity Debt”), and ending on July 1, 2026, the maturity date of such Early Maturity Debt has not been extended to a date after July 1, 2026 and we do not hold in a segregated deposit account an amount of cash sufficient to repay and discharge the principal amount of the Early Maturity Debt at maturity, then the Revolving Facility shall mature on the date that is 91 days prior to the maturity date of the Early Maturity Debt.

Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2024 and 2023 was $0.1 million and $2.3 million, respectively, and $0.1 million and $4.2 million for the six months ended March 31, 2024 and 2023, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2023. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, cost management, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some level of visibility into future revenue; however, such revenue may not materialize as expected due to delays in automobile production, changing customer forecasts, macroeconomic conditions or other factors discussed elsewhere in this Quarterly Report.

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

The condensed consolidated balance sheet data as of September 30, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2024.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, as well as those of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Key Financial Metrics

In evaluating our financial condition and operating performance, we focus on revenue, operating margins, and cash flow from operations.

For the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

•
Total revenue decreased by $0.6 million, or 0.8%, to $67.8 million from $68.4 million.
•
Operating margin decreased 359.7 percentage points to negative 389.8% from negative 30.1%.
•
Cash provided by operating activities was $1.0 million, a net change of $5.6 million from cash provided by operating activities of $6.6 million.

For the six months ended March 31, 2024 as compared to the six months ended March 31, 2023:

•
Total revenue increased by $54.1 million, or 35.6%, to $206.2 million from $152.1 million.
•
Operating margin decreased 84.9 percentage points to negative 99.8% from negative 14.9%.
•
Cash used in operating activities was $1.8 million, a net change of $6.2 million from cash provided by operating activities of $4.4 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue:
License	$35,527	$30,800	$56,350	$76,217
Connected services	13,597	18,926	110,417	37,320
Professional services	18,701	18,667	39,393	38,514
Total revenues	67,825	68,393	206,160	152,051
Cost of revenue:
License	1,404	2,209	3,008	3,823
Connected services	5,359	6,114	12,662	12,656
Professional services	14,119	16,587	31,444	34,511
Amortization of intangible assets	—	104	103	207
Total cost of revenues	20,882	25,014	47,217	51,197
Gross profit	46,943	43,379	158,943	100,854
Operating expenses:
Research and development	31,846	28,494	65,152	57,988
Sales and marketing	5,619	8,217	11,690	17,379
General and administrative	16,659	19,177	29,452	33,434
Amortization of intangible assets	555	2,394	1,100	4,744
Restructuring and other costs, net	4,551	5,714	5,256	9,903
Goodwill impairment	252,096	—	252,096	—
Total operating expenses	311,326	63,996	364,746	123,448
Loss from operations	(264,383)	(20,617)	(205,803)	(22,594)
Interest income	1,190	1,163	2,622	2,033
Interest expense	(3,111)	(4,003)	(6,347)	(7,517)
Other (expense) income, net	(25)	1,074	1,397	4,787
Loss before income taxes	(266,329)	(22,383)	(208,131)	(23,291)
Provision for income taxes	11,647	3,706	45,988	4,956
Net loss	$(277,976)	$(26,089)	$(254,119)	$(28,247)

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

Connected services revenue primarily represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. There is no cash flow associated with this legacy contract. We provided services to a separate customer, who in turn provided services to our legacy customer. This separate customer terminated services on October 31, 2023. There is no cash flow associated with this contract. The effect of this termination was to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions.

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

Total other expense, net consists primarily of foreign exchange gains (losses), interest income and interest expense related to the Notes and Senior Credit Facilities.

We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which have resulted in production delays and slowdowns. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to focus on our cost structure and expect to take future cost reduction actions, which may result in additional restructuring costs and impairment charges.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2024	% of Total	2023	% of Total	2024 vs. 2023
License	$35,527	52.4%	$30,800	45.0%	15.3%
Connected services	13,597	20.0%	18,926	27.7%	(28.2)%
Professional services	18,701	27.6%	18,667	27.3%	0.2%
Total revenues	$67,825		$68,393		(0.8)%

Total revenues for the three months ended March 31, 2024 were $67.8 million, a decrease of $0.6 million, or 0.8%, from $68.4 million for the three months ended March 31, 2023. The decrease in revenues was driven by a decrease in connected services revenue. The decrease was partly offset by increases in license revenue, which includes a one-time $5.0 million deal as full resolution of the one-time adjustment related to a change in a customer's historically reported royalties made in the first quarter of fiscal 2024.

License Revenue

License revenue for the three months ended March 31, 2024 was $35.5 million, an increase of $4.7 million, or 15.3%, from $30.8 million for the three months ended March 31, 2023. The increase in license revenue was driven by a $5.8 million increase in fixed contracts. The increase was partially offset by a $1.1 million decrease in variable license revenue due to lower volume of licensing royalties. Included in fixed contracts for the period was a $5.0 million deal as full resolution of a one-time adjustment related to a change in a customer's historically reported royalties made in the first quarter of fiscal 2024. As a percentage of total revenues, license revenue increased 7.4 percentage points from 45.0% for the three months ended March 31, 2023 to 52.4% for the three months ended March 31, 2024.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2024 was $13.6 million, a decrease of $5.3 million, or 28.2%, from $18.9 million for the three months ended March 31, 2023. This decrease was driven by a $8.4 million decrease related to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition. The decrease was partially offset by a $3.0 million increase in demand for our connected services solutions from new connected business. As a percentage of total revenues, connected services revenue decreased by 7.7 percentage points from 27.7% for the three months ended March 31, 2023 to 20.0% for the three months ended March 31, 2024.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2024 and 2023 remained flat at $18.7 million. Professional service revenues are primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 0.3 percentage points from 27.3% for the three months ended March 31, 2023 to 27.6% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2024 and 2023 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2024	% of Total	2023	% of Total	2024 vs. 2023
License	$56,350	27.3%	$76,217	50.1%	(26.1)%
Connected services	110,417	53.6%	37,320	24.5%	195.9%
Professional services	39,393	19.1%	38,514	25.4%	2.3%
Total revenues	$206,160		$152,051		35.6%

Total revenues for the six months ended March 31, 2024 were $206.2 million, an increase of $54.1 million, or 35.6%, from $152.1 million for the six months ended March 31, 2023. The increase in revenues was driven by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The increase was partially offset by decreases in license revenue primarily related to fixed contracts.

License Revenue

License revenue for the six months ended March 31, 2024 was $56.4 million, a decrease of $19.8 million, or 26.1%, from $76.2 million for the six months ended March 31, 2023. The decrease in license revenue was driven by a $13.2 million decrease in fixed contracts and $6.6 million decrease in variable license revenue due to lower volume of licensing royalties. Included in fixed contracts for the period was a $5.0 million deal as full resolution of a one-time adjustment related to a change in a customer's historically reported royalties made in the first quarter of fiscal 2024. As a percentage of total revenues, license revenue decreased 22.8 percentage points from 50.1% for the six months ended March 31, 2023 to 27.3% for the six months ended March 31, 2024.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2024 was $110.4 million, an increase of $73.1 million, or 195.9%, from $37.3 million for the six months ended March 31, 2023. This increase was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue into the first quarter of fiscal year 2024. As a percentage of total revenues, connected services revenue increased by 29.1 percentage points from 24.5% for the six months ended March 31, 2023 to 53.6% for the six months ended March 31, 2024.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2024 was $39.4 million, an increase of $0.9 million, or 2.3%, from $38.5 million for the six months ended March 31, 2023. This increase was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 6.3 percentage points from 25.4% for the six months ended March 31, 2023 to 19.1% for the six months ended March 31, 2024.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
License	$1,404	$2,209	(36.4)%
Connected services	5,359	6,114	(12.3)%
Professional services	14,119	16,587	(14.9)%
Amortization of intangibles	-	104	(100.0)%
Total cost of revenues	$20,882	$25,014	(16.5)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
License	$34,123	$28,591	19.3%
Connected services	8,238	12,812	(35.7)%
Professional services	4,582	2,080	120.3%
Amortization of intangibles	—	(104)	100.0%
Total gross profit	$46,943	$43,379	8.2%

Total cost of revenues for the three months ended March 31, 2024 were $20.9 million, a decrease of $4.1 million, or 16.5%, from $25.0 million for the three months ended March 31, 2023.

We experienced an increase in total gross profit of $3.5 million, or 8.2%, from $43.4 million for the three months ended March 31, 2023 to $46.9 million for the three months ended March 31, 2024. The increase was primarily driven by the increase in license revenues due to higher volume of licensing royalties.

Cost of license revenue for the three months ended March 31, 2024 was $1.4 million, a decrease of $0.8 million, or 36.4%, from $2.2 million for the three months ended March 31, 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue decreased by 2.1 percentage points from 8.8% for the three months ended March 31, 2023 to 6.7% for the three months ended March 31, 2024.

License gross profit increased by $5.5 million, or 19.3%, for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023, primarily due to increases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2024 was $5.4 million, a decrease of $0.7 million, or 12.3%, from $6.1 million for the three months ended March 31, 2023. Cost of connected services revenue decreased primarily due to a $0.4 million decrease in salary-related expenditures and a $0.4 million decrease in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of connected services revenue increased by 1.3 percentage points from 24.4% for the three months ended March 31, 2023 to 25.7% for the three months ended March 31, 2024.

Connected services gross profit decreased $4.6 million, or 35.7%, from $12.8 million for the three months ended March 31, 2023 to $8.2 million for the three months ended March 31, 2024, primarily due to declines in connected services revenues.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2024 was $14.1 million, a decrease of $2.5 million, or 14.9%, from $16.6 million for the three months ended March 31, 2023. Cost of professional services revenue decreased primarily due a $1.8 million decrease in salary-related expenditures, a $0.6 million decrease in amortization of costs previously deferred, and a $0.4 million decrease in stock-based compensation. The decrease was partially offset by a $0.5 million increase in internal allocated labor. As a percentage of total cost of revenues, cost of professional services revenue increased by 1.3 percentage points from 66.3% for the three months ended March 31, 2023 to 67.6% for the three months ended March 31, 2024.

Professional services gross profit increased $2.5 million, or 120.3%, from $2.1 million for the three months ended March 31, 2023 to $4.6 million for the three months ended March 31, 2024, which was primarily due to the composition of our professional service arrangements.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
License	$3,008	$3,823	(21.3)%
Connected services	12,662	12,656	0.0%
Professional services	31,444	34,511	(8.9)%
Amortization of intangibles	103	207	(50.2)%
Total cost of revenues	$47,217	$51,197	(7.8)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
License	$53,342	$72,394	(26.3)%
Connected services	97,755	24,664	296.3%
Professional services	7,949	4,003	98.6%
Amortization of intangibles	(103)	(207)	50.2%
Total gross profit	$158,943	$100,854	57.6%

Total cost of revenues for the six months ended March 31, 2024 were $47.2 million, a decrease of $4.0 million, or 7.8%, from $51.2 million for the six months ended March 31, 2023.

We experienced an increase in total gross profit of $58.0 million, or 57.6%, from $100.9 million for the six months ended March 31, 2023 to $158.9 million for the six months ended March 31, 2024. The increase was primarily driven by the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2024 was $3.0 million, a decrease of $0.8 million, or 21.3%, from $3.8 million for the six months ended March 31, 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue decreased by 1.1 percentage points from 7.5% for the six months ended March 31, 2023 to 6.4% for the six months ended March 31, 2024.

License gross profit decreased by $19.1 million, or 26.3%, for the six months ended March 31, 2024 when compared to the six months ended March 31, 2023, primarily due to declines in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2024 and 2023 remained flat at $12.7 million. As a percentage of total cost of revenues, cost of connected service revenue increased by 2.1 percentage points from 24.7% for the six months ended March 31, 2023 to 26.8% for the six months ended March 31, 2024.

Connected services gross profit increased $73.1 million, or 296.3%, from $24.7 million for the six months ended March 31, 2023 to $97.8 million for the six months ended March 31, 2024, primarily due to the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2024 was $31.4 million, a decrease of $3.1 million, or 8.9%, from $34.5 million for the six months ended March 31, 2023. Cost of professional services revenue decreased primarily due to a $3.4 million decrease in salary-related expenditures, a $1.0 million decrease in stock-based compensation costs, and a $0.9 million decrease in amortization of costs previously deferred. The decrease was partially offset by a $1.9 million increase in internal allocated labor and a $1.2 million increase in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue decreased by 0.8 percentage points from 67.4% for the six months ended March 31, 2023 to 66.6% for the six months ended March 31, 2024.

Professional services gross profit increased $3.9 million, or 98.6%, from $4.0 million for the six months ended March 31, 2023 to $7.9 million for the six months ended March 31, 2024, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Research and development	$31,846	$28,494	11.8%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2024 were $31.8 million, an increase of $3.3 million, or 11.8%, from $28.5 million for the three months ended March 31, 2023. The increase was primarily attributable to a $2.5 million increase in third-party contractor costs, a $1.8 million increase in salary-related expenditures, and a $0.6 million decrease in capitalized costs associated with internally developed software. The increase was partially offset by a $1.5 million decrease in stock-based compensation expense and a $0.8 million decrease in internally allocated labor. As a percentage of total operating expenses, R&D expenses decreased by 34.3 percentage points from 44.5% for the three months ended March 31, 2023 to 10.2% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Research and development	$65,152	$57,988	12.4%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2024 were $65.2 million, an increase of $7.2 million, or 12.4%, from $58.0 million for the six months ended March 31, 2023. The increase was primarily attributable to a $6.2 million increase in salary-related expenditures, $4.1 million increase in third-party contractor costs, and a $0.7 million decrease in capitalized costs associated with internally developed software. The increase was partially offset by a $2.5 million decrease in internally allocated labor and $2.2 million decrease in stock-based compensation expense. As a percentage of total operating expenses, R&D expenses decreased by 29.1 percentage points from 47.0% for the six months ended March 31, 2023 to 17.9% for the six months ended March 31, 2024.

Sales & Marketing Expenses

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$5,619	$8,217	(31.6)%

Sales and marketing expenses for the three months ended March 31, 2024 were $5.6 million, a decrease of $2.6 million, or 31.6%, from $8.2 million for the three months ended March 31, 2023. The decrease in sales and marketing expenses was primarily attributable to a $1.7 million decrease in salary-related expenditures, a $1.2 million decrease in stock-based compensation costs, and a $0.2 million decrease in professional services. The decrease was partially offset by a $0.2 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 11.0 percentage points from 12.8% for the three months ended March 31, 2023 to 1.8% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$11,690	$17,379	(32.7)%

Sales and marketing expenses for the six months ended March 31, 2024 were $11.7 million, a decrease of $5.7 million, or 32.7%, from $17.4 million for the six months ended March 31, 2023. The decrease in sales and marketing expenses was primarily attributable to a $3.1 million decrease in salary-related expenditures, a $2.1 million decrease in stock-based compensation costs, and a $0.5 million decrease in professional services. The decrease was partially offset by a $0.3 million increase in commissions expenditures and a $0.3 million increase in travel-related expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 10.9 percentage points from 14.1% for the six months ended March 31, 2023 to 3.2% for the six months ended March 31, 2024.

General & Administrative Expenses

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$16,659	$19,177	(13.1)%

General and administrative expenses for the three months ended March 31, 2024 were $16.7 million, a decrease of $2.5 million, or 13.1%, from $19.2 million for the three months ended March 31, 2023. The decrease in general and administrative expenses was primarily attributable to a $4.4 million decrease in stock-based compensation costs and a $0.7 million decrease in salary-related expenditures. The decrease was partially offset by a $2.4 million increase in credit loss provision, including a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer. During the three months ended March 31, 2023, we recorded a $3.8 million provision relating to one international electric vehicle maker. As a percentage of total operating expenses, general and administrative expenses decreased by 24.6 percentage points from 30.0% for the three months ended March 31, 2023 to 5.4% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$29,452	$33,434	(11.9)%

General and administrative expenses for the six months ended March 31, 2024 were $29.5 million, a decrease of $3.9 million, or 11.9%, from $33.4 million for the six months ended March 31, 2023. The decrease in general and administrative expenses was primarily attributable to a $6.2 million decrease in stock-based compensation costs. The decrease was partially offset by a $2.4 million increase in credit loss provision, including a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer. During the three months ended March 31, 2023, we recorded a $3.8 million provision relating to one international electric vehicle maker. As a percentage of total operating expenses, general and administrative expenses decreased by 19.0 percentage points from 27.1% for the six months ended March 31, 2023 to 8.1% for the six months ended March 31, 2024.

Amortization of Intangible Assets

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Cost of revenues	$—	$104	(100.0)%
Operating expense	555	2,394	(76.8)%
Total amortization	$555	$2,498	(77.8)%

Intangible asset amortization for the three months ended March 31, 2024 was $0.6 million, a decrease of $1.9 million, or 77.8%, from $2.5 million for the three months ended March 31, 2023. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2024 and 2023. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.4 percentage points from 0.4% for the three months ended March 31, 2023 to 0.0% for the three months ended March 31, 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 3.5 percentage points from 3.7% for the three months ended March 31, 2023 as compared to 0.2% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Cost of revenues	$103	$207	(50.2)%
Operating expense	1,100	4,744	(76.8)%
Total amortization	$1,203	$4,951	(75.7)%

Intangible asset amortization for the six months ended March 31, 2024 was $1.2 million, a decrease of $3.8 million, or 75.7%, from $5.0 million for the six months ended March 31, 2023. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2024 and 2023. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.2 percentage points from 0.4% for the six months ended March 31, 2023 to 0.2% for the six months ended March 31, 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 3.5 percentage points from 3.8% for the six months ended March 31, 2023 as compared to 0.3% for the six months ended March 31, 2024.

Other Components of Operating Expense

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Restructuring and other costs, net	$4,551	$5,714	(20.4)%
Goodwill impairment	$252,096	$-	100.0%

Fiscal Year 2024

For the three months ended March 31, 2024, we recorded restructuring and other costs, net of $4.6 million which included a $4.4 million severance charge related to the elimination of personnel and a $0.1 million charge resulting from the closure of facilities that will no longer be utilized. During the remainder of fiscal year 2024, we expect additional personnel-related restructuring costs as we better align our cost structure with current levels of revenue.

Goodwill impairment for the three months ended March 31, 2024 was $252.1 million. At March 31, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million.

Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Examples of factors that could trigger an impairment of such assets include, but are not limited to, our market capitalization declining to below net book value, declines in our stock price for sustained periods of time and negative industry or economic trends. Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

Fiscal Year 2023

For the three months ended March 31, 2023, we recorded restructuring and other charges, net of $5.7 million, which included a $3.4 million severance charge related to the elimination of personnel, a $0.2 million charge resulting from the closure of facilities that will no longer be utilized, and $2.2 million related to other one-time charges.

As a percentage of total operating expenses, restructuring and other costs, net decreased by 7.4 percentage points from 8.9% for the three months ended March 31, 2023 to 1.5% for the three months ended March 31, 2024.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Restructuring and other costs, net	$5,256	$9,903	(46.9)%
Goodwill impairment	$252,096	$-	100.0%

Fiscal Year 2024

For the six months ended March 31, 2024, we recorded restructuring and other costs, net of $5.3 million, which included a $4.5 million severance charge related to the elimination of personnel, $0.4 million related to other one-time charges and a $0.3 million charge resulting from the closure of facilities that will no longer be utilized. During the remainder of fiscal year 2024, we expect additional personnel-related restructuring costs as we better align our cost structure with current levels of revenue.

Goodwill impairment for the six months ended March 31, 2024 was $252.1 million. At March 31, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million.

Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Examples of factors that could trigger an impairment of such assets include, but are not limited to, our market capitalization declining to below net book value, declines in our stock price for sustained periods of time and negative industry or economic trends. Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

Fiscal Year 2023

For the six months ended March 31, 2023, we recorded restructuring and other charges, net of $9.9 million, which included a $6.4 million severance charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and $3.1 million related to other one-time charges.

As a percentage of total operating expenses, restructuring and other costs, net decreased by 6.6 percentage points from 8.0% for the six months ended March 31, 2023 to 1.4% for the six months ended March 31, 2024.

Total Other Expense, Net

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Interest income	$1,190	$1,163	2.3%
Interest expense	(3,111)	(4,003)	(22.3)%
Other (expense) income, net	(25)	1,074	(102.3)%
Total other expense, net	$(1,946)	$(1,766)	10.2%

Total other expense, net for the three months ended March 31, 2024 was expense of $1.9 million, a change of $0.1 million from $1.8 million of expense for the three months ended March 31, 2023. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in Other (expense) income, net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Interest income	$2,622	$2,033	29.0%
Interest expense	(6,347)	(7,517)	(15.6)%
Other income, net	1,397	4,787	(70.8)%
Total other expense, net	$(2,328)	$(697)	234.0%

Total other expense, net for the six months ended March 31, 2024 was expense of $2.3 million, a change of $1.6 million from $0.7 million of expense for the six months ended March 31, 2023. The increase in interest income was primarily attributable to returns on investments. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in Other income, net was primarily driven by foreign exchange gains, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Provision for income taxes	$11,647	$3,706	214.3%
Effective income tax rate %	(4.4)%	(16.6)%

Our effective income tax rate for the three months ended March 31, 2024 was negative 4.4%, compared to negative 16.6% for the three months ended March 31, 2023. Our provision for income taxes for the three months ended March 31, 2024 was $11.6 million, a net change of $7.9 million from a provision for income taxes of $3.7 million for the three months ended March 31, 2023. This difference was attributable to impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Six Months Ended March 31, 2024 Compared with Six Months Ended March 31, 2023

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Provision for income taxes	$45,988	$4,956	827.9%
Effective income tax rate%	(22.1)%	(21.3)%

Our effective income tax rate for the six months ended March 31, 2024 was negative 22.1%, compared to negative 21.3% for the six months ended March 31, 2023. Our provision for income taxes for the six months ended March 31, 2024 was $46.0 million, a net change of $41.0 million from a provision for income taxes of $5.0 million for the six months ended March 31, 2023. This difference was attributable to impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2024, we had $115.2 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of March 31, 2024, our net working capital, excluding deferred revenue and deferred costs, was $166.3 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $115.2 million of cash, cash equivalents, and marketable securities as of March 31, 2024, we believe that we will be able to meet our liquidity needs over the next 12 months.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	921	3,672	3,220	-	7,813
2025 Modified Notes	-	87,500	87,500	-	175,000
Cash interest payable on the 2025 Modified Notes (a)	1,973	4,370	2,300	-	8,643
Operating leases	3,163	6,742	2,789	745	13,439
Operating leases under restructuring (b)	113	371	186	-	670
Financing leases	208	414	-	-	622
Total material cash requirements	$6,378	$103,069	$218,495	$745	$328,687

(a)
Interest per annum is due and payable monthly and is determined based on the outstanding principal as of March 31, 2024.
(b)
Contractual lease commitments are shown net of sublease income related to certain facilities. As of March 31, 2024, we anticipate sublease income of $0.2 million through fiscal year 2024.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and rising interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and and rising interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption, market volatility or recent bank failures, could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2024, the carrying amount of the 2025 Modified Notes was $158.4 million, net of unamortized costs of $16.6 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2024, the carrying amount of the 2028 Notes was $120.5 million and unamortized issuance costs of $2.0 million. As of March 31, 2024, the 2028 Notes were not convertible.

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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Contractual interest expense	$1,439	$1,294	$2,881	$2,616
Amortization of debt discount	251	-	502	-
Amortization of issuance costs	1,219	276	2,436	556
Total interest expense related to the Notes	$2,909	$1,570	$5,819	$3,172

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2024. As of March 31, 2024, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into a Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of March 31, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023, which is referred to as the covenant adjustment period. During the covenant adjustment period, each tested quarterly, we were required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio was waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants resumed. As of March 31, 2024, there were no loan amounts outstanding under the Credit Agreement, and we were in compliance with all Credit Agreement covenants.

On April 12, 2024, we entered into Amendment No. 3 to the Credit Agreement. Amendment No. 3 modified certain financial covenants. Tested quarterly, we will be required to maintain (i) a net secured leveraged ratio of not greater than 3.00 to 1.00; (ii) a minimum level of EBITDA (as defined in the Credit Agreement) of not less than (A) negative $5 million for the six month period ending June 30, 2024, (B) $7.5 million for the nine month period ending September 30, 2024, (C) $20 million for the four consecutive fiscal quarters ending December 31, 2024, (D) $30 million for the four consecutive fiscal quarters ending March 31, 2025, (E) $35 million for the four consecutive fiscal quarters ending June 30, 2025 and for the four consecutive fiscal quarters ending September 30, 2025, (F) $40 million for the four consecutive fiscal quarters ending December 31, 2025, and (G) $40 million for the four consecutive fiscal quarters ending March 31, 2026; (iii) minimum liquidity of at least $50 million; and (iv) aggregate capital expenditures of not more than $10 million. Our ability to comply with such covenants may be affected by our future financial performance as well as events beyond our control, including prevailing economic, financial and industry conditions.

Amendment No. 3 revised certain interest rates in the Credit Agreement. The applicable margin is SOFR plus 3.00% for SOFR loans and the highest of (i) the federal funds effective rate, (ii) the prime rate, and (iii) one-month SOFR plus 1.00% (the highest of clauses (i) through (iii), the “ABR”) plus 2.00% for ABR loans.

Amendment No. 3 also modified the maturity date for the Revolving Facility. The Revolving Facility matures on April 1, 2026, provided that if on any date during the period commencing on the date which is 91 days prior to the maturity date of our 2025 Notes and any indebtedness incurred to refinance such notes that matures on or prior to July 1, 2026 (such debt, the “Early Maturity Debt”), and ending on July 1, 2026, the maturity date of such Early Maturity Debt has not been extended to a date after July 1, 2026 and we do not hold in a segregated deposit account an amount of cash sufficient to repay and discharge the principal amount of the Early Maturity Debt at maturity, then the Revolving Facility shall mature on the date that is 91 days prior to the maturity date of the Early Maturity Debt.

Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2024 and 2023 was $0.1 million and $2.3 million, respectively, and $0.1 million and $4.2 million for the six months ended March 31, 2024 and 2023, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2024 and 2023, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2024	2023	2024 vs. 2023
Net cash (used in) provided by operating activities	$(1,771)	$4,437	(139.9)%
Net cash provided by investing activities	245	2,226	(89.0)%
Net cash provided by (used in) financing activities	515	(5,443)	(109.5)%
Effect of foreign currency exchange rates on cash and cash equivalents	(967)	(690)	40.1%
Net changes in cash and cash equivalents	$(1,978)	$530	(473.2)%

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended March 31, 2024 was $1.8 million, a net change of $6.2 million, or 139.9%, from net cash provided by operating activities of $4.4 million for the six months ended March 31, 2023. The change in cash flows were primarily due to:

•
An increase of $63.0 million from income before non-cash charges;
•
A decrease of $4.3 million due to unfavorable changes in working capital primarily related to accounts payable and accrued expenses and other liabilities; and
•
A decrease of $64.9 million from changes in deferred revenue.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2024 was $0.2 million, a net change of $2.0 million, or 89.0%, from $2.2 million of cash provided by investing activities for the six months ended March 31, 2023. The change in cash flows were primarily due to:

•
A decrease of $0.9 million net cash inflow related to marketable securities; and
•
An increase of $0.7 million in capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2024 was $0.5 million, a net change of $5.9 million, from cash used in financing activities of $5.4 million for the six months ended March 31, 2023. The change in cash flows were primarily due to:

•
An increase of $6.1 million in proceeds from the issuance of our common stock;
•
An increase of $5.3 million in payments of tax related withholdings due to the net settlement of equity awards;
•
A decrease of $4.7 million in principal payments for long-term debt; and
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

We believe that our critical accounting estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for convertible debt; and loss contingencies. We believe these estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” and below.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $91.0 million at March 31, 2024. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $7.2 million at March 31, 2024. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At March 31, 2024, we held approximately $99.2 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.5 million per annum, based on March 31, 2024 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of March 31, 2024, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters' and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc. et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. We intend to defend the claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. The court previously stayed the case pending a ruling on the motion to dismiss in the Securities Action. On April 23, 2024, the parties submitted proposals for how the case should proceed. As of the date of this report, the court has yet to act on these competing proposals.

Two shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: one filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated action and board member Douglas Davis and one filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. Plaintiff Catherine Fleming is due to file an amended complaint on May 24, 2024, and the defendants’ anticipated motion to dismiss is due on July 23, 2024.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. Cerence's answer is due on April 16, 2024. The Federal Court has not yet resolved Cerence's pending motion to dismiss that case. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 5. Other Information.

Rule 10b5-1 Plans. Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

During the three-month period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Indemnification Agreements. On May 8, 2024, we entered into a revised form of indemnification agreement (the “Indemnification Agreement”) with each of our current directors and executive officers, which will amend and restate the previous indemnification agreements between such parties, if any.

The Indemnification Agreement will, among other things, require us to indemnify, and advance expenses to, each director and executive officer to the fullest extent permitted by law, including indemnification of expenses such as attorneys’ fees, court costs, judgements, fines, penalties, and settlement amounts incurred by the director and executive officer in any action or proceeding arising out of such person’s services as a director or executive officer. The Indemnification Agreements are intended to provide indemnification rights to the fullest extent permitted under Delaware law and shall be in addition to any other rights the directors and executive officers may have under our certificate of incorporation and bylaws.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1†	Offer Letter, dated February 27, 2024, by and between Cerence Inc. and Daniel Tempesta.	X
10.2†	Change of Control and Severance Agreement, effective as of March 18, 2024, by and between Cerence Inc. and Daniel Tempesta.	X
10.3†	2024 Inducement Plan and form of award agreement thereunder.		8-K	001-39030	10.1	March 4, 2024
10.4	Form of Indemnification Agreement	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

* Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: May 10, 2024	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Daniel Tempesta
Daniel Tempesta
Chief Financial Officer (Principal Financial and Accounting Officer)