Form 10-Q
period 2024-06-30
Cerence Inc.
filed 2024-08-09
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 41,804,112 shares of common stock, $0.01 par value per share, outstanding.

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
•
adverse conditions in the automotive industry or the global economy more generally, including the continuation of the semiconductor shortage being experienced by the automotive industry, consumer spending and preferences, changes in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements, the conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas;
•
automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•
the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants, and other public health events;
•
our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (LLMs);
•
our inability to deliver improved financial results from process optimization efforts and cost reductions;
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
•
our transformation plans and cost efficiency initiatives, including estimated net cost savings;
•
our inability to deliver improved financial results from process optimization efforts and cost reduction actions;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues:
License	$43,055	$25,837	$99,405	$102,054
Connected services	10,939	18,583	121,356	55,903
Professional services	16,545	17,240	55,938	55,754
Total revenues	70,539	61,660	276,699	213,711
Cost of revenues:
License	1,795	2,343	4,803	6,166
Connected services	5,718	5,562	18,380	18,218
Professional services	12,592	12,930	44,036	47,441
Amortization of intangible assets	—	103	103	310
Total cost of revenues	20,105	20,938	67,322	72,135
Gross profit	50,434	40,722	209,377	141,576
Operating expenses:
Research and development	31,184	30,202	96,336	88,190
Sales and marketing	5,208	4,277	16,898	21,656
General and administrative	9,831	13,019	39,283	46,453
Amortization of intangible assets	550	553	1,650	5,297
Restructuring and other costs, net	1,490	1,172	6,746	11,075
Goodwill impairment	357,076	—	609,172	—
Total operating expenses	405,339	49,223	770,085	172,671
Loss from operations	(354,905)	(8,501)	(560,708)	(31,095)
Interest income	1,287	1,207	3,909	3,240
Interest expense	(3,104)	(4,120)	(9,451)	(11,637)
Other income (expense), net	626	(2,030)	2,023	2,757
Loss before income taxes	(356,096)	(13,444)	(564,227)	(36,735)
(Benefit from) provision for income taxes	(42,553)	3,011	3,435	7,967
Net loss	$(313,543)	$(16,455)	$(567,662)	$(44,702)
Net loss per share:
Basic	$(7.50)	$(0.41)	$(13.66)	$(1.11)
Diluted	$(7.50)	$(0.41)	$(13.66)	$(1.11)
Weighted-average common share outstanding:
Basic	41,795	40,324	41,566	40,167
Diluted	41,795	40,324	41,566	40,167

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(313,543)	$(16,455)	$(567,662)	$(44,702)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,823)	(1,152)	(768)	8,949
Pension adjustments, net	(14)	(21)	(26)	(50)
Net unrealized gains (losses) on available-for-sale securities	13	(106)	173	186
Total other comprehensive (loss) income	(1,824)	(1,279)	(621)	9,085
Comprehensive loss	$(315,367)	$(17,734)	$(568,283)	$(35,617)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,522	$101,154
Marketable securities	5,441	9,211
Accounts receivable, net of allowances of $1,607 and $4,044	72,799	61,270
Deferred costs	5,563	6,935
Prepaid expenses and other current assets	40,230	47,157
Total current assets	239,555	225,727
Long-term marketable securities	5,343	10,607
Property and equipment, net	30,731	34,013
Deferred costs	18,267	20,299
Operating lease right of use assets	11,553	11,961
Goodwill	292,276	900,342
Intangible assets, net	2,184	3,875
Deferred tax assets	50,102	46,601
Other assets	23,970	44,165
Total assets	$673,981	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,303	$16,873
Deferred revenue	43,785	77,068
Short-term operating lease liabilities	4,646	5,434
Short-term debt	86,945	-
Accrued expenses and other current liabilities	37,563	48,718
Total current liabilities	183,242	148,093
Long-term debt	193,435	275,951
Deferred revenue, net of current portion	109,262	145,531
Long-term operating lease liabilities	7,577	7,947
Other liabilities	26,265	25,193
Total liabilities	519,781	602,715
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 41,804 and 40,423 shares issued and outstanding, respectively	418	404
Accumulated other comprehensive loss	(28,587)	(27,966)
Additional paid-in capital	1,083,693	1,056,099
Accumulated deficit	(901,324)	(333,662)
Total stockholders' equity	154,200	694,875
Total liabilities and stockholders' equity	$673,981	$1,297,590

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400
Net loss	-	-	-	(313,543)	-	(313,543)
Other comprehensive loss	-	-	-	-	(1,824)	(1,824)
Issuance of common stock	27	1	113	-	-	114
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(113)	-	-	(113)
Stock-based compensation	-	-	6,166	-	-	6,166
Balance at June 30, 2024	41,804	$418	$1,083,693	$(901,324)	$(28,587)	$154,200

Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	40,292	$403	$1,038,048	$(305,655)	$(23,373)	$709,423
Net loss	-	-	-	(16,455)	-	(16,455)
Other comprehensive loss	-	-	-	-	(1,279)	(1,279)
Issuance of common stock	45	-	293	-	-	293
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(4)	-	(404)	-	-	(404)
Stock-based compensation	-	-	7,182	-	-	7,182
Balance at June 30, 2023	40,333	$403	$1,049,173	$(322,110)	$(24,652)	$702,814

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Nine Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net loss	-	-	-	(567,662)	-	(567,662)
Other comprehensive loss	-	-	-	-	(621)	(621)
Issuance of common stock	1,382	14	10,623	-	-	10,637
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(9,857)	-	-	(9,857)
Stock-based compensation	-	-	26,828	-	-	26,828
Balance at June 30, 2024	41,804	$418	$1,083,693	$(901,324)	$(28,587)	$154,200

Nine Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	-	-	-	(44,702)	-	(44,702)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	9,085	9,085
Issuance of common stock	965	10	4,677	-	-	4,687
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(62)	(1)	(4,833)	-	-	(4,834)
Stock-based compensation	-	-	30,104	-	-	30,104
Balance at June 30, 2023	40,333	$403	$1,049,173	$(322,110)	$(24,652)	$702,814

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(567,662)	$(44,702)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	8,049	13,151
Provision for credit loss reserve	3,624	3,626
Stock-based compensation	19,291	31,801
Non-cash interest expense	4,481	1,450
Loss on debt extinguishment	—	1,333
Deferred tax (benefit) provision	(2,877)	1,536
Goodwill impairment	609,172	—
Unrealized foreign currency transaction losses (gains)	507	(5,441)
Other	(37)	(4,004)
Changes in operating assets and liabilities:
Accounts receivable	(3,762)	(10,951)
Prepaid expenses and other assets	16,800	19,902
Deferred costs	3,589	2,511
Accounts payable	(6,233)	4,799
Accrued expenses and other liabilities	(3,236)	(334)
Deferred revenue	(70,625)	(18,437)
Net cash provided by (used in) operating activities	11,081	(3,760)
Cash flows from investing activities:
Capital expenditures	(3,550)	(3,597)
Purchases of marketable securities	—	(18,025)
Sale and maturities of marketable securities	9,207	20,200
Other investing activities	(1,332)	(1,024)
Net cash provided by (used in) investing activities	4,325	(2,446)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	24,700
Proceeds from long-term debt, net of discount	—	190,000
Payments for long-term debt issuance costs	(419)	(16,786)
Principal payments of long-term debt	—	(198,438)
Common stock repurchases for tax withholdings for net settlement of equity awards	(9,857)	(4,834)
Principal payment of lease liabilities arising from a finance lease	(303)	(355)
Proceeds from the issuance of common stock	10,637	4,687
Net cash provided by (used in) financing activities	58	(1,026)
Effects of exchange rate changes on cash and cash equivalents	(1,096)	(1,515)
Net change in cash and cash equivalents	14,368	(8,747)
Cash and cash equivalents at beginning of period	101,154	94,847
Cash and cash equivalents at end of period	$115,522	$86,100
Supplemental information:
Cash paid for income taxes	$8,050	$5,752
Cash paid for interest	$4,389	$11,468

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Business Overview

Business

Cerence Inc. (referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” the “Company” or “Cerence”) is a global, premier provider of AI-powered assistants and innovations for connected and autonomous vehicles. Our customers include nearly all major automobile original equipment manufacturers (“OEMs”), or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects.

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Use of Estimates

The financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 16.9% and 14.0% of our Accounts receivable, net balance at June 30, 2024. Two customers accounted for 10.8% and 10.1% of our Accounts receivable, net balance at September 30, 2023.

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

The change in the allowance for credit losses for the nine months ended June 30, 2024 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2023	$4,131
Credit loss provision	3,624
Write-offs, net of recoveries	(6,063)
Effect of foreign currency translation	3
Balance as of June 30, 2024	$1,695

During the three months ended March 31, 2024, we recorded a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer, of which $6.0 million relates to a contract asset and $0.1 million relates to a trade receivable. During the three months ended June 30, 2024, we recorded a $2.4 million credit loss recovery related to an international electric vehicle maker.

Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of June 30, 2024 and September 30, 2023, inventory was $1.0 million and $0.5 million, respectively.

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

(a) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenues:
United States	$12,729	$22,500	$128,216	$65,598
Other Americas	314	106	450	160
Germany	17,518	19,861	72,075	62,652
Other Europe, Middle East and Africa	4,838	3,968	13,070	11,152
Japan	25,010	3,798	35,181	35,377
Other Asia-Pacific	10,130	11,427	27,707	38,772
Total net revenues	$70,539	$61,660	$276,699	$213,711

For the nine months ended June 30, 2023, revenues within China were $22.0 million, which were over 10% of revenues.

Revenues relating to one customer accounted for $20.6 million, or 29.2% of revenues for the three months ended June 30, 2024. Revenues relating to one customer accounted for $81.5 million, or 29.5%, of revenues for the nine months ended June 30, 2024. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance Communications Inc. (“Nuance”) through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024.

Revenues relating to two customers accounted for $10.8 million, or 17.6%, and $6.3 million, or 10.1%, of revenues for the three months ended June 30, 2023. Revenues relating to two customers accounted for $31.7 million, or 14.8%, and $23.1 million, or 10.8%, of revenues for the nine months ended June 30, 2023.

(b) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of June 30, 2024 and September 30, 2023, we had $7.0 million and $8.0 million of contract acquisition costs, respectively. We had amortization expense of $1.0 million and $0.8 million related to these costs during the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $2.4 million for the nine months ended June 30, 2024 and 2023, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $1.3 million and $2.2 million related to these costs during the three months ended June 30, 2024 and 2023, respectively, and $7.1 million and $7.4 million for the nine months ended June 30, 2024 and 2023, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is not solely subject to the passage of time. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets and Other assets, respectively. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2023	$56,708
Revenues recognized but not billed	23,766
Amounts reclassified to Accounts receivable, net	(50,176)
Write-off of contract assets	(5,995)
Effect of foreign currency translation	(517)
Balance as of June 30, 2024	$23,786

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

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2023	$222,599
Amounts billed but not recognized	82,043
Revenue recognized	(152,652)
Effect of foreign currency translation	1,057
Balance as of June 30, 2024	$153,047

(e) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2024 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$88,520	$89,980	$30,690	$209,190

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

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2024	2023	2024	2023

Numerator:
Net loss - basic and diluted	$(313,543)	$(16,455)	$(567,662)	$(44,702)

Denominator:
Weighted average common shares outstanding - basic and diluted	41,795	40,324	41,566	40,167

Net loss per common share:
Basic and diluted	$(7.50)	$(0.41)	$(13.66)	$(1.11)

We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2024	2023	2024	2023
Restricted stock unit awards	-	669	-	126
Contingently issuable stock awards	-	32	264	71
Conversion option of our Notes	7,495	4,780	7,495	4,711

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $66,661 at cost (a)	$66,661	$66,661	$-
Government securities, $397 at cost (b)	392	-	392
Level 2:
Government securities, $4,052 at cost (b)	4,037	-	4,037
Time deposits, $8,874 at cost (a)	8,876	8,876	-
Corporate bonds, $6,381 at cost (b)	6,355	-	6,355
Debt securities, $2,000 at cost (c)	3,034	-	-
Total assets	$89,355	$75,537	$10,784

	September 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $66,349 at cost (a)	$66,349	$66,349	$-
Government securities, $4,421 at cost (b)	4,375	-	4,375
Level 2:
Government securities, $5,046 at cost (b)	5,000	-	5,000
Time deposits, $8,536 at cost (a)	8,536	8,536	-
Commercial paper, $496 at cost (b)	496	-	496
Corporate bonds, $10,073 at cost (b)	9,947	-	9,947
Debt securities, $2,000 at cost (c)	2,847	-	-
Total assets	$97,550	$74,885	$19,818

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

During the three and nine months ended June 30, 2024, unrealized gains related to our marketable securities were immaterial and $0.2 million, respectively, within Accumulated other comprehensive loss. During the three and nine months ended June 30, 2023, unrealized (losses) gains related to our marketable securities were ($0.1) million and $0.2 million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2024 and September 30, 2023, the estimated fair value of our Notes was $223.2 million and $257.4 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.

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

Investments without readily determinable fair values were $2.6 million as of June 30, 2024 and September 30, 2023. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and nine months ended June 30, 2024 and 2023.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of June 30, 2024 and September 30, 2023, the total notional amount of forward contracts was $72.1 million and $98.0 million, respectively. As of June 30, 2024 and September 30, 2023, the weighted-average remaining maturity of these instruments was approximately 11.0 and 11.6 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2024 and September 30, 2023 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2024	September 30, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$440	$477
Foreign currency forward contracts	Other assets	298	256
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,061	1,613
Foreign currency forward contracts	Other liabilities	257	460

The following tables display a summary of the loss related to foreign currency forward contracts for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

		Income (loss) recognized in earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives not designated as hedges	Classification	2024	2023	2024	2023
Foreign currency forward contracts	Other income (expense), net	$33	$(798)	$(467)	$(2,564)

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

At June 30, 2024, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows estimates of projected future revenues, operating margins, and growth rates, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies.

We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million for the three months ended June 30, 2024 within the Condensed Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the nine months ended June 30, 2024 are as follows (dollars in thousands):

Total
Balance as of September 30, 2023	$900,342
Goodwill impairment	(609,172)
Effect of foreign currency translation	1,106
Balance as of June 30, 2024	$292,276

(b) Intangible Assets, Net

On June 30, 2024, we concluded that indicators of impairment were present and performed a test for recoverability of our long-lived asset group as of June 30, 2024. Based upon the results of the recoverability test, we determined that the carrying amounts of the long-lived asset group were considered recoverable, concluding the test and resulting in no impairment of our long-lived asset group as of June 30, 2024.

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,139	$(104,955)	$2,184	0.7
Technology and patents	89,544	(89,544)	-	-
Total	$196,683	$(194,499)	$2,184

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,713	$(102,942)	$3,771	1.5
Technology and patents	89,431	(89,327)	104	0.2
Total	$196,144	$(192,269)	$3,875

Amortization expense related to intangible assets in the aggregate was $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and 5.6 million for the nine months ended June 30, 2024 and 2023, respectively. We expect amortization of intangible assets to be approximately $0.5 million for the remainder of fiscal year 2024.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2024 and September 30, 2023:

	June 30, 2024	September 30, 2023
Weighted-average remaining lease term (in months):
Operating leases	43.4	37.2
Finance leases	15.9	24.5
Weighted-average discount rate:
Operating leases	6.2%	5.3%
Finance leases	4.4%	4.4%

The following table presents lease expense for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Finance lease costs:
Amortization of right of use asset	$104	$108	$320	$324
Interest on lease liability	5	9	18	29
Operating lease cost	1,554	1,594	4,763	4,925
Variable lease cost	259	749	1,830	2,248
Sublease income	(50)	(48)	(161)	(141)
Total lease cost	$1,872	$2,412	$6,770	$7,385

For the three months ended June 30, 2024 and 2023, cash payments related to operating leases were $1.6 million and $1.7 million, respectively, and $4.9 million and $5.1 million for the nine months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, cash payments related to finance leases were $0.1 million and immaterial, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the nine months ended June 30, 2024 and 2023, cash payments related to financing leases were $0.3 million and $0.3 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended June 30, 2024 and 2023, right of use assets obtained in exchange for lease obligations were $2.0 million and $(0.2) million, respectively, and $3.6 million and $2.7 million for the nine months ended June 30, 2024 and 2023, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2024 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2024	$1,600	$160	$1,760
2025	4,662	362	5,024
2026	2,568	53	2,621
2027	2,157	—	2,157
2028	1,519	—	1,519
Thereafter	1,270	—	1,270
Total future minimum lease payments	$13,776	$575	$14,351
Less effects of discounting	(1,553)	(11)	(1,564)
Total lease liabilities	$12,223	$564	$12,787
Reported as of June 30, 2024
Short-term lease liabilities	$4,646	$463	$5,109
Long-term lease liabilities	7,577	101	7,678
Total lease liabilities	$12,223	$564	$12,787

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2024	September 30, 2023

Compensation	$16,253	$24,997
Professional fees	4,581	3,386
Sales and other taxes payable	4,518	7,384
Cost of revenue related liabilities	3,204	4,326
Interest payable	1,869	1,781
Other	7,138	6,844
Total	$37,563	$48,718

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2024 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2023	$549	$1,033	$1,582	$—	$1,582
Restructuring and other costs, net	4,918	26	4,944	1,802	6,746
Non-cash adjustments	—	(534)	(534)	(300)	(834)
Cash payments	(4,871)	(477)	(5,348)	(145)	(5,493)
Effect of foreign currency translation	(20)	(3)	(23)	—	(23)
Balance at June 30, 2024	$576	$45	$621	$1,357	$1,978

The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Personnel	$399	$1,003	$4,918	$7,423
Facilities	(266)	(33)	26	310
Restructuring subtotal	133	970	4,944	7,733
Other	1,357	202	1,802	3,342
Restructuring and other costs, net	$1,490	$1,172	$6,746	$11,075

Fiscal Year 2024

For the three months ended June 30, 2024, we recorded restructuring and other costs, net of $1.5 million, which included $1.4 million of consulting costs relating to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions. We also incurred a $0.4 million severance charge related to the elimination of personnel and a $0.3 million credit resulting from the closure of facilities that will no longer be utilized.

For the nine months ended June 30, 2024, we recorded restructuring and other costs, net of $6.7 million, which included a $4.9 million severance charge related to the elimination of personnel and $1.8 million other one-time charges, which included $1.4 million of consulting costs relating to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.

Fiscal Year 2023

For the three months ended June 30, 2023, we recorded restructuring and other costs, net of $1.2 million, which included a $1.0 million severance charge related to the elimination of personnel, and $3.5 million of third-party fees relating to the modification of the 2025 Notes, offset by a $3.3 million other one-time gain.

For the nine months ended June 30, 2023, we recorded restructuring and other costs, net of $11.1 million, which included a $7.4 million severance charge related to the elimination of personnel, $3.5 million of third-party fees relating to the modification of the 2025 Notes, and a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, offset by a $3.3 million other one-time gain.

Note 11. Stockholders’ Equity

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, par value $0.01 per share (“Common Stock”), consisting of 5,300,000 shares of Common Stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common

Stock determined by our board of directors on or prior to such date for such year. On March 4, 2024, we registered the issuance of 600,000 shares of Common Stock, reserved for issuance under the Cerence Inc. 2024 Inducement Plan.

Restricted Units

Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2024 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2023	2,372,145	1,145,550	3,517,695	$32.52
Granted	2,097,746	408,424	2,506,170	$17.34
Vested	(1,259,105)	(63,998)	(1,323,103)	$35.79
Forfeited	(519,590)	(256,559)	(776,149)	$28.07
Non-vested at June 30, 2024	2,691,196	1,233,417	3,924,613	$23.53
Expected to vest			3,924,613	$23.53	1.09	$11,067

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of connected services	$73	$(42)	$218	$329
Cost of professional services	569	205	1,730	2,370
Research and development	3,314	3,477	9,693	12,019
Sales and marketing	556	(438)	1,646	2,744
General and administrative	1,654	3,772	6,004	14,339
	$6,166	$6,974	$19,291	$31,801

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2024, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. The case is currently in discovery, with trial scheduled to commence on January 12, 2026. We intend to defend the claims vigorously.

Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter, and on June 7, 2024, plaintiffs opposed the motion to dismiss. The parties are awaiting the court’s decision on the motion to dismiss.

Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On June 26, 2024, the court stayed the Fleming action pending the outcome of a mediation scheduled for August 14, 2024.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court. Cerence’s answers in the Federal Court and Circuit Court are due on July 15 and July 18, 2024, respectively, which the Company filed on such dates. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of June 30, 2024, we have a $0.9 million letter of credit that is used as a security deposit in connection with our leased Bellevue, Washington office space. In the event of default on the underlying lease, the landlord would be eligible to draw against the letter of credit. The letter of credit is subject to aggregate reductions, provided that we are not in default under the underlying lease. We also have letters of credit in connection with security deposits for other facility leases totaling $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2024 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

Note 13. Income Taxes

The components of loss before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Domestic	$(305,748)	$(9,497)	$(510,459)	$(19,363)
Foreign	(50,348)	(3,947)	(53,768)	(17,372)
Loss before income taxes	$(356,096)	$(13,444)	$(564,227)	$(36,735)

The components of the (benefit from) provision for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

Domestic	$(34,655)	$699	$(2,583)	$1,068
Foreign	(7,898)	2,312	6,018	6,899
(Benefit from) provision for income taxes	$(42,553)	$3,011	$3,435	$7,967
Effective income tax rate	11.9%	(22.4)%	(0.6)%	(21.7)%

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

Our effective tax rate for the three months ended June 30, 2024 was 11.9% compared to negative 22.4% for the three months ended June 30, 2023. Consequently, our benefit from income taxes for the three months ended June 30, 2024 was $42.6 million, a net change of $45.6 million from a provision for income taxes of $3.0 million for the three months ended June 30, 2023. This difference was attributable to the impairment of book goodwill and a change from estimating interim period taxes on the annual method to the year-to-date method. Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to ordinary pre-tax income (loss), excluding unusual or infrequently occurring discrete items, for the reporting period. As small changes in the estimated ordinary income (loss) may result in a significant change in the estimated annual effective tax rate, we computed our provision based on the actual effective tax rate for the three and nine months ended June 30, 2024.

Our effective tax rate for the nine months ended June 30, 2024 was negative 0.6% compared to negative 21.7% for the nine months ended June 30, 2023. Consequently, our provision for income taxes for the nine months ended June 30, 2024 was $3.4 million, a net change of $4.6 million from a provision for income taxes of $8.0 million for the nine months ended June 30, 2023. This difference was attributable to the impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Starting with fiscal year 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current year. It requires us to amortize U.S. R&D expenses over five years and foreign R&D expenses over 15 years. The change in deductibility of the foreign research and development expenditures increases our tested income included in the Global Intangible Low Tax Income (“GILTI”). This led to an increase in our overall effective tax rate for the three and nine months ended June 30, 2024 and 2023.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

June 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(555)	$86,945
2025 Modified Notes	7/1/2028	1.50%	8.60%	87,500	(3,039)	(11,600)	72,861
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,926)	120,574
Total debt				$297,500	$(3,039)	$(14,081)	280,380
Less: current portion of long-term debt							(86,945)
Total long-term debt							$193,435

September 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(992)	$86,508
2025 Modified Notes	7/1/2028	1.50%	8.75%	87,500	(3,796)	(14,490)	69,214
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,271)	120,229
Total debt				$297,500	$(3,796)	$(17,753)	275,951
Less: current portion of long-term debt							—
Total long-term debt							$275,951

The following table summarizes the maturities of our borrowing obligations as of June 30, 2024 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2024	$—	$—	$—
2025	—	87,500	87,500
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$175,000	$297,500
Less: unamortized discount and issuance costs	(1,926)	(15,194)	(17,120)
Less: current portion of long-term debt	—	(86,945)	(86,945)
Total long-term debt	$120,574	$72,861	$193,435

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of June 30, 2024, the carrying amount of the 2025 Modified Notes was $159.8 million, net of unamortized costs of $15.2 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2024, the carrying amount of the 2028 Notes was $120.6 million and unamortized issuance costs of $1.9 million. As of June 30, 2024, the 2028 Notes were not convertible. As of June 30, 2024 and September 30, 2023, the if-converted value of the 2028 Notes was $114.0 million and $61.2 million, respectively, less than its principal amount.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of June 30, 2024 and September 30, 2023, the if-converted value of the 2025 Modified Notes was $162.3 million and $83.6 million, respectively, less than its principal amount.

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

The 2025 Notes did not by their terms permit repayment prior to June 5, 2023. We may redeem for cash all or any portion of the 2025 Notes, at our option, on a redemption date occurring on or after June 5, 2023 and on or before the 31st scheduled trading day immediately before the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,436	$1,315	$4,317	$3,931
Amortization of debt discount	255	11	757	11
Amortization of issuance costs	1,235	346	3,671	902
Total interest expense related to the Notes	$2,926	$1,672	$8,745	$4,844

The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2024. As of June 30, 2024, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which may be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of June 30, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the “covenant adjustment period”). During the covenant adjustment period, each tested quarterly, we were required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio was waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants resumed. As of June 30, 2024, there were no loan amounts outstanding under the Credit Agreement, and we were in compliance with all Credit Agreement covenants.

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

Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2024 and 2023 was $0.1 million and $2.4 million, respectively, and $0.3 million and $6.6 million for the nine months ended June 30, 2024 and 2023, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on November 29, 2023. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

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

Our principal offering is our software platform, which our customers use to build virtual assistants that can communicate, find information, and take action across an expanding variety of categories. Our software platform has a hybrid architecture combining edge software components with cloud-connected components. Edge software components are installed on a vehicle’s head unit and can operate without access to external networks and information. Cloud-connected components are comprised of certain speech and natural language understanding related technologies, AI-enabled personalization and context-based response frameworks, and a content integration platform.

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

The condensed consolidated balance sheet data as of September 30, 2023 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2024.

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

For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023:

•
Total revenue increased by $8.8 million, or 14.4%, to $70.5 million from $61.7 million.
•
Operating margin decreased 489.3 percentage points to negative 503.1% from negative 13.8%.
•
Cash provided by operating activities was $12.9 million, a net change of $21.0 million from cash used in operating activities of $8.2 million.

For the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023:

•
Total revenue increased by $63.0 million, or 29.5%, to $276.7 million from $213.7 million.
•
Operating margin decreased 188.0 percentage points to negative 202.6% from negative 14.6%.
•
Cash provided by operating activities was $11.1 million, a net change of $14.9 million from cash used in operating activities of $3.8 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue:
License	$43,055	$25,837	$99,405	$102,054
Connected services	10,939	18,583	121,356	55,903
Professional services	16,545	17,240	55,938	55,754
Total revenues	70,539	61,660	276,699	213,711
Cost of revenue:
License	1,795	2,343	4,803	6,166
Connected services	5,718	5,562	18,380	18,218
Professional services	12,592	12,930	44,036	47,441
Amortization of intangible assets	—	103	103	310
Total cost of revenues	20,105	20,938	67,322	72,135
Gross profit	50,434	40,722	209,377	141,576
Operating expenses:
Research and development	31,184	30,202	96,336	88,190
Sales and marketing	5,208	4,277	16,898	21,656
General and administrative	9,831	13,019	39,283	46,453
Amortization of intangible assets	550	553	1,650	5,297
Restructuring and other costs, net	1,490	1,172	6,746	11,075
Goodwill impairment	357,076	—	609,172	—
Total operating expenses	405,339	49,223	770,085	172,671
Loss from operations	(354,905)	(8,501)	(560,708)	(31,095)
Interest income	1,287	1,207	3,909	3,240
Interest expense	(3,104)	(4,120)	(9,451)	(11,637)
Other income (expense), net	626	(2,030)	2,023	2,757
Loss before income taxes	(356,096)	(13,444)	(564,227)	(36,735)
(Benefit from) provision for income taxes	(42,553)	3,011	3,435	7,967
Net loss	$(313,543)	$(16,455)	$(567,662)	$(44,702)

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

We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which have resulted in production delays and slowdowns. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to focus on our cost structure and expect to take future cost reduction actions, which may result in additional restructuring costs and impairment charges. In particular, in August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable future growth (the “Plan”). We estimate that we will incur cash restructuring charges of approximately $18 to $22 million in connection with the Plan, consisting of severance payments, payments in lieu of notice, employee benefits and related costs. We expect to incur the majority of these expenses in the fourth quarter of fiscal year 2024 and first quarter of fiscal year 2025 and the implementation of the Plan will be substantially complete by the end of the first quarter of fiscal year 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal year 2025 in certain cases. The charges that we expect to incur are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses and charges may differ materially from the estimates disclosed above. For additional details, refer to the section titled “Risk Factors”.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2024	% of Total	2023	% of Total	2024 vs. 2023
License	$43,055	61.0%	$25,837	41.9%	66.6%
Connected services	10,939	15.5%	18,583	30.1%	(41.1)%
Professional services	16,545	23.5%	17,240	28.0%	(4.0)%
Total revenues	$70,539		$61,660		14.4%

Total revenues for the three months ended June 30, 2024 were $70.5 million, an increase of $8.8 million, or 14.4%, from $61.7 million for the three months ended June 30, 2023. The increase in revenues was driven by license revenue. The increase was partly offset by decreases in connected service and professional service revenues.

License Revenue

License revenue for the three months ended June 30, 2024 was $43.1 million, an increase of $17.3 million, or 66.6%, from $25.8 million for the three months ended June 30, 2023. The increase in license revenue was driven by a $20.0 million increase in fixed contracts. The increase was partially offset by a $2.9 million decrease in variable license revenue due to lower volume of licensing royalties. As a percentage of total revenues, license revenue increased 19.1 percentage points from 41.9% for the three months ended June 30, 2023 to 61.0% for the three months ended June 30, 2024.

Connected Services Revenue

Connected services revenue for the three months ended June 30, 2024 was $10.9 million, a decrease of $7.7 million, or 41.1%, from $18.6 million for the three months ended June 30, 2023. This decrease was driven by a $8.4 million decrease related to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition. The decrease was partially offset by a $0.7 million increase in demand for our connected services solutions from new connected business. As a percentage of total revenues, connected services revenue decreased by 14.6 percentage points from 30.1% for the three months ended June 30, 2023 to 15.5% for the three months ended June 30, 2024.

Professional Services Revenue

Professional service revenue for the three months ended June 30, 2024 was $16.5 million, a decrease of $0.7 million, or 4.0%, from $17.2 million for the three months ended June 30, 2023. This decrease was driven by the composition of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 4.5 percentage points from 28.0% for the three months ended June 30, 2023 to 23.5% for the three months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2024	% of Total	2023	% of Total	2024 vs. 2023
License	$99,405	35.9%	$102,054	47.8%	(2.6)%
Connected services	121,356	43.9%	55,903	26.2%	117.1%
Professional services	55,938	20.2%	55,754	26.0%	0.3%
Total revenues	$276,699		$213,711		29.5%

Total revenues for the nine months ended June 30, 2024 were $276.7 million, an increase of $63.0 million, or 29.5%, from $213.7 million for the nine months ended June 30, 2023. The increase in revenues was driven by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The increase was partially offset by decreases in license revenue primarily related to fixed contracts.

License Revenue

License revenue for the nine months ended June 30, 2024 was $99.4 million, a decrease of $2.7 million, or 2.6%, from $102.1 million for the nine months ended June 30, 2023. The decrease in license revenue was driven by a $9.6 million decrease in variable license revenue due to lower volume of licensing royalties. The decrease was partially offset by a $7.8 million increase in fixed contracts. As a percentage of total revenues, license revenue decreased 11.9 percentage points from 47.8% for the nine months ended June 30, 2023 to 35.9% for the nine months ended June 30, 2024.

Connected Services Revenue

Connected services revenue for the nine months ended June 30, 2024 was $121.4 million, an increase of $65.5 million, or 117.1%, from $55.9 million for the nine months ended June 30, 2023. This increase was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue, respectively, into the first quarter of fiscal year 2024. As a percentage of total revenues, connected services revenue increased by 17.7 percentage points from 26.2% for the nine months ended June 30, 2023 to 43.9% for the nine months ended June 30, 2024.

Professional Services Revenue

Professional service revenue for the nine months ended June 30, 2024 was $55.9 million, an increase of $0.1 million, or 0.3%, from $55.8 million for the nine months ended June 30, 2023. This increase was primarily driven by the structure of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue decreased by 5.8 percentage points from 26.0% for the nine months ended June 30, 2023 to 20.2% for the nine months ended June 30, 2024.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
License	$1,795	$2,343	(23.4)%
Connected services	5,718	5,562	2.8%
Professional services	12,592	12,930	(2.6)%
Amortization of intangibles	-	103	(100.0)%
Total cost of revenues	$20,105	$20,938	(4.0)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
License	$41,260	$23,494	75.6%
Connected services	5,221	13,021	(59.9)%
Professional services	3,953	4,310	(8.3)%
Amortization of intangibles	—	(103)	100.0%
Total gross profit	$50,434	$40,722	23.8%

Total cost of revenues for the three months ended June 30, 2024 were $20.1 million, a decrease of $0.8 million, or 4.0%, from $20.9 million for the three months ended June 30, 2023.

We experienced an increase in total gross profit of $9.7 million, or 23.8%, from $40.7 million for the three months ended June 30, 2023 to $50.4 million for the three months ended June 30, 2024. The increase was primarily driven by the increase in license revenues due to higher volume of fixed contracts.

Cost of license revenue for the three months ended June 30, 2024 was $1.8 million, a decrease of $0.5 million, or 23.4%, from $2.3 million for the three months ended June 30, 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue decreased by 2.3 percentage points from 11.2% for the three months ended June 30, 2023 to 8.9% for the three months ended June 30, 2024.

License gross profit increased by $17.8 million, or 75.6%, for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023, primarily due to increases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended June 30, 2024 was $5.7 million, an increase of $0.1 million, or 2.8%, from $5.6 million for the three months ended June 30, 2023. Cost of connected services revenue increased primarily due to a $0.3 million increase in our cloud infrastructure costs and $0.1 million increase in stock-based compensation costs. The increase was partially offset by a $0.4 million decrease in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of connected services revenue increased by 1.8 percentage points from 26.6% for the three months ended June 30, 2023 to 28.4% for the three months ended June 30, 2024.

Connected services gross profit decreased $7.8 million, or 59.9%, from $13.0 million for the three months ended June 30, 2023 to $5.2 million for the three months ended June 30, 2024, primarily due to declines in connected services revenues.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended June 30, 2024 was $12.6 million, a decrease of $0.3 million, or 2.6%, from $12.9 million for the three months ended June 30, 2023. Cost of professional services revenue decreased primarily due to a $1.2 million decrease in internal allocated labor. The decrease was partially offset by a $0.4 million increase in salary-related expenditures and a $0.4 million increase in stock-based compensation costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 0.8 percentage points from 61.8% for the three months ended June 30, 2023 to 62.6% for the three months ended June 30, 2024.

Professional services gross profit decreased $0.3 million, or 8.3%, from $4.3 million for the three months ended June 30, 2023 to $4.0 million for the three months ended June 30, 2024, which was primarily due to the composition of our professional service arrangements.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
License	$4,803	$6,166	(22.1)%
Connected services	18,380	18,218	0.9%
Professional services	44,036	47,441	(7.2)%
Amortization of intangibles	103	310	(66.8)%
Total cost of revenues	$67,322	$72,135	(6.7)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
License	$94,602	$95,888	(1.3)%
Connected services	102,976	37,685	173.3%
Professional services	11,902	8,313	43.2%
Amortization of intangibles	(103)	(310)	66.8%
Total gross profit	$209,377	$141,576	47.9%

Total cost of revenues for the nine months ended June 30, 2024 were $67.3 million, a decrease of $4.8 million, or 6.7%, from $72.1 million for the nine months ended June 30, 2023.

We experienced an increase in total gross profit of $67.8 million, or 47.9%, from $141.6 million for the nine months ended June 30, 2023 to $209.4 million for the nine months ended June 30, 2024. The increase was primarily driven by the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for the nine months ended June 30, 2024 was $4.8 million, a decrease of $1.4 million, or 22.1%, from $6.2 million for the nine months ended June 30, 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue decreased by 1.4 percentage points from 8.5% for the nine months ended June 30, 2023 to 7.1% for the nine months ended June 30, 2024.

License gross profit decreased by $1.3 million, or 1.3%, for the nine months ended June 30, 2024 when compared to the nine months ended June 30, 2023, primarily due to declines in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the nine months ended June 30, 2024 was $18.4 million, an increase of $0.2 million, or 0.9%, from $18.2 million for the nine months ended June 30, 2023. Cost of connected services revenue increased primarily due to a $0.7 million increase in our cloud infrastructure costs and a $0.5 million increase in internally allocated labor costs. The increase was partially offset by a $0.6 million decrease in salary-related expenditures. As a percentage of total cost of revenues, cost of connected service revenue increased by 2.0 percentage points from 25.3% for the nine months ended June 30, 2023 to 27.3% for the nine months ended June 30, 2024.

Connected services gross profit increased $65.3 million, or 173.3%, from $37.7 million for the nine months ended June 30, 2023 to $103.0 million for the nine months ended June 30, 2024, primarily due to the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of Professional Services Revenue

Cost of professional services revenue for the nine months ended June 30, 2024 was $44.0 million, a decrease of $3.4 million, or 7.2%, from $47.4 million for the nine months ended June 30, 2023. Cost of professional services revenue decreased primarily due to a $3.1 million decrease in salary-related expenditures, a $0.8 million decrease in amortization of costs previously deferred, a $0.6 million decrease in stock-based compensation costs, and a $0.2 million decrease in hardware costs. The decrease was partially offset by a $1.6 million increase in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue decreased by 0.4 percentage points from 65.8% for the nine months ended June 30, 2023 to 65.4% for the nine months ended June 30, 2024.

Professional services gross profit increased $3.6 million, or 43.2%, from $8.3 million for the nine months ended June 30, 2023 to $11.9 million for the nine months ended June 30, 2024, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and (benefit from) provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Research and development	$31,184	$30,202	3.3%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2024 were $31.2 million, an increase of $1.0 million, or 3.3%, from $30.2 million for the three months ended June 30, 2023. The increase was primarily attributable to a $1.1 million increase in internally allocated labor. As a percentage of total operating expenses, R&D expenses decreased by 53.7 percentage points from 61.4% for the three months ended June 30, 2023 to 7.7% for the three months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Research and development	$96,336	$88,190	9.2%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2024 were $96.3 million, an increase of $8.1 million, or 9.2%, from $88.2 million for the nine months ended June 30, 2023. The increase was primarily attributable to a $6.0 million increase in salary-related expenditures, a $4.4 million increase in third-party contractor costs, a $1.4 million decrease in internally allocated labor, and a $1.3 million decrease in capitalized costs associated with internally developed software. The increase was partially offset by a $2.3 million decrease in stock-based compensation expense. As a percentage of total operating expenses, R&D expenses decreased by 38.6 percentage points from 51.1% for the nine months ended June 30, 2023 to 12.5% for the nine months ended June 30, 2024.

Sales & Marketing Expenses

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$5,208	$4,277	21.8%

Sales and marketing expenses for the three months ended June 30, 2024 were $5.2 million, an increase of $0.9 million, or 21.8%, from $4.3 million for the three months ended June 30, 2023. The increase in sales and marketing expenses was primarily attributable to a $1.0 million increase in stock-based compensation costs, $0.4 million increase in salary-related expenditures, and a $0.2 million increase in commissions expenditures. The increase was partially offset by a $0.3 million decrease in professional services. As a percentage of total operating expenses, sales and marketing expenses decreased by 7.4 percentage points from 8.7% for the three months ended June 30, 2023 to 1.3% for the three months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$16,898	$21,656	(22.0)%

Sales and marketing expenses for the nine months ended June 30, 2024 were $16.9 million, a decrease of $4.8 million, or 22.0%, from $21.7 million for the nine months ended June 30, 2023. The decrease in sales and marketing expenses was primarily attributable to a $2.7 million decrease in salary-related expenditures, a $1.1 million decrease in stock-based compensation costs, and a $0.8 million decrease in professional services. As a percentage of total operating expenses, sales and marketing expenses decreased by 10.3 percentage points from 12.5% for the nine months ended June 30, 2023 to 2.2% for the nine months ended June 30, 2024.

General & Administrative Expenses

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$9,831	$13,019	(24.5)%

General and administrative expenses for the three months ended June 30, 2024 were $9.8 million, a decrease of $3.2 million, or 24.5%, from $13.0 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was primarily attributable to a $2.4 million credit loss recovery relating to one international electric vehicle maker and a $2.1 million decrease in stock-based compensation costs. The decrease was partially offset by a $0.5 million increase in professional fees, a $0.4 million increase in salary-related expenditures, and a $0.4 million increase in hardware and software expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 24.0 percentage points from 26.4% for the three months ended June 30, 2023 to 2.4% for the three months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$39,283	$46,453	(15.4)%

General and administrative expenses for the nine months ended June 30, 2024 were $39.3 million, a decrease of $7.2 million, or 15.4%, from $46.5 million for the nine months ended June 30, 2023. The decrease in general and administrative expenses was primarily attributable to a $8.3 million decrease in stock-based compensation costs. The decrease was partially offset by a $0.5 million increase in professional fees, a $0.4 million increase in cloud infrastructure costs, a $0.4 million increase in hardware and software expenditures, and a $0.3 million increase in salary-related expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 21.8 percentage points from 26.9% for the nine months ended June 30, 2023 to 5.1% for the nine months ended June 30, 2024.

Amortization of Intangible Assets

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Cost of revenues	$—	$103	(100.0)%
Operating expense	550	553	(0.5)%
Total amortization	$550	$656	(16.2)%

Intangible asset amortization for the three months ended June 30, 2024 was $0.6 million, a decrease of $0.1 million, or 16.2%, from $0.7 million for the three months ended June 30, 2023. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2024 and 2023. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.5 percentage points from 0.5% for the three months ended June 30, 2023 to 0.0% for the three months ended June 30, 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.0 percentage point from 1.1% for the nine months ended June 30, 2023 as compared to 0.1% for the nine months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Cost of revenues	$103	$310	(66.8)%
Operating expense	1,650	5,297	(68.9)%
Total amortization	$1,753	$5,607	(68.7)%

Intangible asset amortization for the nine months ended June 30, 2024 was $1.8 million, a decrease of $3.8 million, or 68.7%, from $5.6 million for the nine months ended June 30, 2023. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2024 and 2023. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.2 percentage points from 0.4% for the nine months ended June 30, 2023 to 0.2% for the nine months ended June 30, 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.9 percentage points from 3.1% for the nine months ended June 30, 2023 as compared to 0.2% for the nine months ended June 30, 2024.

Other Components of Operating Expense

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Restructuring and other costs, net	$1,490	$1,172	27.1%
Goodwill impairment	$357,076	$-	100.0%

Fiscal Year 2024

For the three months ended June 30, 2024, we recorded restructuring and other costs, net of $1.5 million, which included $1.4 million of consulting costs relating to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions. We also incurred a $0.4 million severance charge related to the elimination of personnel and a $0.3 million credit resulting from the closure of facilities that will no longer be utilized. During the remainder of fiscal year 2024, we expect additional personnel-related restructuring costs in connection with the Plan as we better align our cost structure with current levels of revenue.

Goodwill impairment for the three months ended June 30, 2024 was $357.1 million. At June 30, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million.

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

Fiscal Year 2023

For the three months ended June 30, 2023, we recorded restructuring and other costs, net of $1.2 million, which included a $1.0 million severance charge related to the elimination of personnel, and $3.5 million of third-party fees relating to the modification of the 2025 Notes, offset by a $3.3 million other one-time gain.

As a percentage of total operating expenses, restructuring and other costs, net decreased by 2.0 percentage points from 2.4% for the three months ended June 30, 2023 to 0.4% for the three months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Restructuring and other costs, net	$6,746	$11,075	(39.1)%
Goodwill impairment	$609,172	$-	100.0%

Fiscal Year 2024

For the nine months ended June 30, 2024, we recorded restructuring and other costs, net of $6.7 million, which included a $4.9 million severance charge related to the elimination of personnel and $1.8 million other one-time charges, which included a $1.4 million of consulting costs relating to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions. During the remainder of fiscal year 2024, we expect additional personnel-related restructuring costs in connection with the Plan as we better align our cost structure with current levels of revenue.

Goodwill impairment for the nine months ended June 30, 2024 was $609.2 million. At June 30, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million for the three months ended June 30, 2024 in addition to the impairment charge for the three months ended March 31, 2024 of $252.1 million.

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

As a percentage of total operating expenses, restructuring and other costs, net decreased by 5.5 percentage points from 6.4% for the nine months ended June 30, 2023 to 0.9% for the nine months ended June 30, 2024.

Total Other Expense, Net

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Interest income	$1,287	$1,207	6.6%
Interest expense	(3,104)	(4,120)	(24.7)%
Other income (expense), net	626	(2,030)	(130.8)%
Total other expense, net	$(1,191)	$(4,943)	(75.9)%

Total other expense, net for the three months ended June 30, 2024 was expense of $1.2 million, a change of $3.7 million from $4.9 million of expense for the three months ended June 30, 2023. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in Other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Interest income	$3,909	$3,240	20.6%
Interest expense	(9,451)	(11,637)	(18.8)%
Other income, net	2,023	2,757	(26.6)%
Total other expense, net	$(3,519)	$(5,640)	(37.6)%

Total other expense, net for the nine months ended June 30, 2024 was expense of $3.5 million, a change of $2.1 million from $5.6 million of expense for the nine months ended June 30, 2023. The increase in interest income was primarily attributable to returns on investments. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in Other income, net was primarily driven by foreign exchange gains, see “Liquidity and Capital Resources” below.

(Benefit From) Provision For Income Taxes

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
(Benefit from) provision for income taxes	$(42,553)	$3,011	(1513.3)%
Effective income tax rate %	11.9%	(22.4)%

Our effective income tax rate for the three months ended June 30, 2024 was 11.9%, compared to negative 22.4% for the three months ended June 30, 2023. Our benefit from income taxes for the three months ended June 30, 2024 was $42.6 million, a net change of $45.6 million from a provision for income taxes of $3.0 million for the three months ended June 30, 2023. This difference was attributable to the impairment of book goodwill and a change from estimating interim period taxes on the annual method to the year-to-date method. Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to ordinary pre-tax income (loss), excluding unusual or infrequently occurring discrete items, for the reporting period. As small changes in the estimated ordinary income (loss) may result in a significant change in the estimated annual effective tax rate, we computed our provision based on the actual effective tax rate for the three and nine months ended June 30, 2024.

Nine Months Ended June 30, 2024 Compared with Nine Months Ended June 30, 2023

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Provision for income taxes	$3,435	$7,967	(56.9)%
Effective income tax rate%	(0.6)%	(21.7)%

Our effective income tax rate for the nine months ended June 30, 2024 was negative 0.6%, compared to negative 21.7% for the nine months ended June 30, 2023. Our provision for income taxes for the nine months ended June 30, 2024 was $3.4 million, a net change of $4.6 million from a provision for income taxes of $8.0 million for the nine months ended June 30, 2023. This difference was attributable to the impairment of book goodwill and the change in income tax expense related to foreign valuation allowance.

Liquidity and Capital Resources

Financial Condition

As of June 30, 2024, we had $126.3 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of June 30, 2024, our net working capital, excluding deferred revenue and deferred costs, was $94.5 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $126.3 million of cash, cash equivalents, and marketable securities as of June 30, 2024, we believe that we will be able to meet our liquidity needs over the next 12 months. Our assessment included the repayment of the $87.5 million of the 2025 Modified Notes due in the third quarter of fiscal 2025; cash will be placed in a restricted account 91 days prior to the repayment date of the $87.5 million.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2024	2025-2026	2027-2028	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	463	3,672	3,220	-	7,355
2025 Modified Notes	-	87,500	87,500	-	175,000
Cash interest payable on the 2025 Modified Notes (a)	992	4,370	2,300	-	7,662
Operating leases	1,600	7,230	3,676	1,270	13,776
Operating leases under restructuring	46	-	-	-	46
Financing leases	160	415	-	-	575
Total material cash requirements	$3,261	$103,187	$219,196	$1,270	$326,914

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2024.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and rising interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility, could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of June 30, 2024, the carrying amount of the 2025 Modified Notes was $159.8 million, net of unamortized costs of $15.2 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2024, the carrying amount of the 2028 Notes was $120.6 million and unamortized issuance costs of $1.9 million. As of June 30, 2024, the 2028 Notes were not convertible.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The repayment of the 2025 Notes in cash upon maturity could adversely affect our liquidity.

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

See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three and nine months ended June 30, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$1,436	$1,315	$4,317	$3,931
Amortization of debt discount	255	11	757	11
Amortization of issuance costs	1,235	346	3,671	902
Total interest expense related to the Notes	$2,926	$1,672	$8,745	$4,844

The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2024. As of June 30, 2024, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into the Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which would be drawn on in the event that our working capital and other cash needs are not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of June 30, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023, which is referred to as “the covenant adjustment period”. During the covenant adjustment period, each tested quarterly, we were required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio was waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants resumed. As of June 30, 2024, there were no loan amounts outstanding under the Credit Agreement, and we were in compliance with all Credit Agreement covenants.

On April 12, 2024, we entered into Amendment No. 3 to the Credit Agreement. Amendment No. 3 modified certain financial covenants. Tested quarterly, we will be required to maintain (i) a net secured leveraged ratio of not greater than 3.00 to 1.00; (ii) a minimum level of EBITDA (as defined in the Credit Agreement) of not less than (A) negative $5 million for the six month period ending June 30, 2024, (B) $7.5 million for the nine month period ending September 30, 2024, (C) $20 million for the four consecutive fiscal quarters ending December 31, 2024, (D) $30 million for the four consecutive fiscal quarters ending March 31, 2025, (E) $35 million for the four consecutive fiscal quarters ending June 30, 2025 and for the four consecutive fiscal quarters ending September 30, 2025, (F) $40 million for the four consecutive fiscal quarters ending December 31, 2025, and (G) $40 million for the four consecutive fiscal quarters ending March 31, 2026; (iii) minimum liquidity of at least $50 million; and (iv) aggregate capital expenditures of not more than $10 million. Our ability to comply with such covenants may be affected by our future financial performance as well as events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of such covenants, could result in an event of default under the terms of the Senior Credit Facilities. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt and we will not be able to access additional funds until such default is cured. We would work with our lenders to obtain a waiver, amendment or otherwise address the breach. As of June 30, 2024, there were no loan amounts outstanding under the Credit Agreement. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations. Any subsequent replacement of the agreements governing the Senior Credit Facilities, or any new indebtedness could have similar or greater restrictions. We may be unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

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

Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2024 and 2023 was $0.1 million and $2.4 million, respectively, and $0.3 million and $6.6 million for the nine months ended June 30, 2024 and 2023, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the nine months ended June 30, 2024 and 2023, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2024	2023	2024 vs. 2023
Net cash provided by (used in) operating activities	$11,081	$(3,760)	394.7%
Net cash provided by (used in) investing activities	4,325	(2,446)	276.8%
Net cash provided by (used in) financing activities	58	(1,026)	105.7%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,096)	(1,515)	27.7%
Net changes in cash and cash equivalents	$14,368	$(8,747)	264.3%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2024 was $11.1 million, a net change of $14.9 million, or 394.7%, from net cash used in operating activities of $3.8 million for the nine months ended June 30, 2023. The change in cash flows were primarily due to:

•
An increase of $75.8 million from income before non-cash charges;
•
A decrease of $8.8 million due to unfavorable changes in working capital primarily related to accounts payable and accrued expenses and other liabilities; and
•
A decrease of $52.2 million from changes in deferred revenue.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended June 30, 2024 was $4.3 million, a net change of $6.7 million, or 276.8%, from $2.4 million of cash used in investing activities for the nine months ended June 30, 2023. The change in cash flows were primarily due to an increase of $7.0 million net cash inflow related to marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2024 was $0.1 million, a net change of $1.1 million, from cash used in financing activities of $1.0 million for the nine months ended June 30, 2023. The change in cash flows were primarily due to:

•
A decrease of $198.4 million in principal payments for long-term debt;
•
A decrease of $190.0 million in proceeds from long-term debt;
•
A decrease of $24.7 million in proceeds from revolving credit facilities;
•
A decrease of $16.4 million in payments for long-term debt issuance costs;
•
An increase of $6.0 million in proceeds from the issuance of our common stock; and
•
An increase of $5.0 million in payments of tax related withholdings due to the net settlement of equity awards.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $72.1 million at June 30, 2024. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $6.1 million at June 30, 2024. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At June 30, 2024, we held approximately $115.5 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.8 million per annum, based on June 30, 2024 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of June 30, 2024, assuming a 1% increase in interest rates and our Revolving Facility being fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court's selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. The case is currently in discovery, with trial scheduled to commence on January 12, 2026. We intend to defend the claims vigorously.

Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties' request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter, and on June 7, 2024, plaintiffs opposed the motion to dismiss. The parties are awaiting the court’s decision on the motion to dismiss.

Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On June 26, 2024, the court stayed the Fleming action pending the outcome of a mediation scheduled for August 14, 2024.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On

April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court. Cerence’s answers in the Federal Court and Circuit Court are due on July 15 and July 18, 2024, respectively, which the Company filed on such dates. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and those set out in this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as updated below, there are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Our process optimization and cost-reduction efforts may not be successful.

In August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable growth (the “Plan”). The implementation of the Plan may be disruptive to our operations, result in higher than anticipated restructuring charges, including severance payments, payments in lieu of notice, employee benefits and related costs, and otherwise adversely affect our results of operations and financial condition. Additional risks associated with the continuing impact of the Plan include employee attrition, the ability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale. In addition, our ability to complete the Plan and achieve the anticipated benefits from the Plan within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the Plan on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the Plan, our business may not be more efficient or effective than prior to the implementation of the Plan.

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

During the three-month period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
10.1**	Amendment No. 3, dated as of April 12, 2024, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	April 15, 2024
10.2†**	Promotion Offer Letter, dated June 7, 2024, by and between Cerence Inc. and Jennifer Salinas	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

*	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
**

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

Cerence Inc.

Date: August 9, 2024	By:	/s/ Stefan Ortmanns
Stefan Ortmanns
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Tony Rodriquez
Tony Rodriquez
Interim Chief Financial Officer (Principal Financial Officer)