Form 10-K
period 2024-09-30
Cerence Inc.
filed 2024-11-25
CIK 1768267

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $651 million based on the closing price of the common stock on the Nasdaq Global Select Market for such date.

The number of shares of Registrant’s common stock outstanding as of November 13, 2024 was 42,827,789.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2024.

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
•
adverse conditions in the automotive industry or the global economy more generally, including, without limitation, the continuation of the semiconductor shortage being experienced by the automotive industry, consumer spending and preferences, changes in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements, and the ongoing conflicts in Ukraine and the Middle East;
•
automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•
the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants, and other public health events;
•
our strategy to increase cloud services and inability to successfully introduce new products, applications or services and deploy generative AI and large language models (LLMs);
•
escalating pricing pressures from our customers;
•
the cancellation or postponement of service contracts after a design win;
•
our failure to win, renew or implement service contracts;
•
the loss of business from any of our largest customers;
•
the impact on our business of the transition to a lower level of fixed contracts, including, but not limited to, the failure to achieve the expected predictability and growth in our reported revenue following a transition year in fiscal 2023;
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
•
disruptions arising from transitions in management personnel;
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
•
restrictions on our current and future operations under the terms of our debt, the use of cash to service our debt; and our inability to generate sufficient cash from our operations; and
•
certain factors discussed elsewhere in this Form 10-K.

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
•
Our process optimization and cost-reduction efforts may not be successful.
•
Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, our business, which could adversely affect our financial performance.
•
Our strategy to increase cloud connected services may adversely affect our near-term revenue growth and results of operations.
•
Pricing pressures from our customers may adversely affect our business.
•
We invest effort and money seeking validation of our technology by original equipment manufacturers ("OEMs"), and there can be no assurance that we will win or be able to renew service contracts.
•
Our business could be materially and adversely affected if we lost any of our largest customers.
•
Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
•
We may not be successful with the adoption of new products.
•
The transition in our Chief Executive Officer and other senior management positions will be critical to our success, and our business could be negatively impacted if we do not successfully manage these transitions.
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

PART I

Item 1. Business.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including but not limited to two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between vehicles, drivers and passengers, and the broader digital world. We are a premier provider of AI-powered assistants and innovations for connected and autonomous vehicles, including one of the world’s most popular software platforms for building automotive virtual assistants, such as “Hey BMW” and “Ni hao Banma”. Our customers include nearly all major automobile original equipment manufacturers, or OEMs, or their tier 1 suppliers worldwide, including BMW, Daimler, FCA Group, Ford, Geely, GM, Renault-Nissan, SAIC, Toyota, Volkswagen Group, Aptiv, Bosch, Continental, DENSO TEN, NIO, XPeng and Harman. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between their brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

The market for automotive cognitive assistance is rapidly expanding. The proliferation of smartphones and smart speakers has encouraged consumers to rely on a growing number of virtual assistants and special-purpose bots for various tasks such as controlling entertainment systems and checking the news. Automobile drivers and passengers increasingly expect hands-free access to virtual assistants as part of the mobility experience, with common use cases in a variety of categories including mobility domains such as navigation, voice-activated texts, and telephone communication, automobile domains, such as automobile user guides, and ignition on-off, and generic domains, such as entertainment. To meet the increasing demand for automotive cognitive assistance and to offer differentiated mobility experiences, OEMs and suppliers are building proprietary virtual assistants into a higher proportion of their vehicles. We believe that this trend will continue and that consumer appetite for automotive cognitive assistance will grow further as vehicles become more autonomous and drivers pursue new forms of human-vehicle engagement previously not feasible during vehicle operation.

We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. Through our over 20 years in the automotive industry, we have developed longstanding industry relationships and benefit from incumbency. We have existing relationships with nearly all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us visibility into future revenue. We have master agreements or similar commercial arrangements in place with many of our customers, supporting customer retention over the long term.

As of September 30, 2024, we had five-year remaining performance obligations of $172.7 million. As of September 30, 2024, we had variable five-year backlog of $780.0 million, which includes estimated future revenue from variable forecasted royalties related to our embedded, connected, and professional service businesses. Our estimate of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Expected shipments are based on historical shipping experience, customer projections, and other information that management believes, taken collectively, provide a reasonable basis for estimating future shipments as of the date of this Form 10-K. Both our embedded and connected technologies are largely priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our five-year remaining performance obligations and variable five-year backlog may not be indicative of our actual future revenue. The revenue we actually recognize is uncertain and subject to numerous factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations, as well as the other risks discussed below in Item IA, “Risk Factors.” As of September 30, 2024, we estimate our five-year backlog to be $952.7 million, including $172.7 million of five-year remaining performance obligations and $780.0 million of five-year variable backlog. As of September 30, 2023, the estimated five-year backlog was $1.2 billion.

Our solutions have been installed in more than 500 million automobiles to date, including over 46 million new vehicles in fiscal year 2024 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 52% of all cars shipped during the fiscal year ended September 30, 2024 included Cerence technologies. Cerence hybrid solutions shipped on approximately 13 million vehicles during the fiscal year ended September 30, 2024. In aggregate, over 80 OEMs and Tier 1 suppliers worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese, Japanese and Hindi.

In fiscal year 2024, we generated revenue of $331.5 million, an increase of 12.6% compared to $294.5 million for the fiscal year ended September 30, 2023. We recorded net loss of $588.1 million for the fiscal year ended September 30, 2024, a change of 945.4% compared to net loss of $56.3 million recorded for the fiscal year ended September 30. 2023. The financial information included herein may not necessarily reflect our results of operations in the future.

History and Corporate Information

On October 1, 2019, Nuance, a leading provider of speech and language solutions for businesses and consumers around the world, completed the legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off ( the“Spin-Off”). On October 2, 2019, our common stock began regular-way trading on the Nasdaq Global Select Market under the ticker symbol CRNC.

Our principal executive offices are located at 25 Mall Road, Suite 416, Burlington, Massachusetts 01803 and our telephone number at that address is (857) 362-7300. Our website is www.cerence.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or otherwise furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

•
Broad, global network of deep relationships with OEMs and tier 1 suppliers. We have supplied speech recognition systems to OEMs and suppliers for over 20 years, working closely with our customers through our global professional services organization to design and integrate our solutions into their brands. Today, we work with nearly all major OEMs or their tier 1 suppliers worldwide, leveraging the geographic breadth and industry experience of our professional services teams. Our long history in the automotive industry and the global reach and experience of our over 300 professional services employees across 12 countries gives us credibility with OEMs as we seek new business with OEMs, either directly or through their tier 1 suppliers. We believe that OEMs who sell globally will value our experience in servicing and deploying solutions on a global basis. We often have master agreements or similar commercial arrangements with our customers. These master agreements help us retain customer relationships over the long term.

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
•
Deliver new functionality to existing installed base. Our solutions have been installed in more than 500 million vehicles to date. Our large installed base represents an opportunity to deliver new features and software. Depending on system capabilities, we are able to deliver updated functionality to our users in the form of embedded software upgrades performed by dealers and over-the-air updates delivered from the cloud.
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

Technology

Our software platform’s edge and cloud-connected software components are based on a number of proprietary technologies. We customize these technologies for specific vehicle models and continuously update and improve our features and functionality. Our key technologies include, but are not limited to the following:

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

•
Vocalizer: Text-to-Speech and Natural Language Generation. In many cases, the most useful result of a spoken query or command is a spoken response back to the user. To enable cognitive assistants to speak, we offer text-to-speech technology in more than 65 languages and dialects and over 145 distinct voices. We also have developed the technology to read text using human-like inflection and emotion as well as offer custom voices for customers who wish to differentiate themselves through an exclusive personality representing their brand.
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

We employ approximately 800 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $121.6 million, $123.3 million and $107.1 million for fiscal years 2024, 2023 and 2022, respectively.

We believe that continued investment in research and development will be critical for us to continue to deliver market-leading solutions for automotive cognitive assistance. Accordingly, we intend to continue to invest in our product portfolio and allocate available capital and resources to our growth opportunities.

Customers

Our customers include nearly all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, XPeng, Stallantis, Ford, Daimler, Geely, Renault-Nissan, SAIC, Toyota, Harley Davidson, Volkswagen Group and many others and represented approximately 57% of our sales in fiscal year 2024. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include Aptiv, Bosch, Continental, DENSO TEN, NIO, Harman and many others and represented approximately 43% of our business in fiscal year 2024.

Our revenue base is geographically diverse. In fiscal year 2024, approximately 42%, 34% and 24% of our revenue came from the Americas, Europe and Asia, respectively.

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

Our professional services organization includes approximately 300 employees. These employees work with our customers in the design phase of the vehicle lifecycle to tailor our platform for specific requirements such as branding and also tune the software for the characteristics of a vehicle model. Our professional services team also provides post-design phase services through maintenance engagements, particular with respect to our cloud-connected solutions. The tight integration of our platform into our customers’ design process and their vehicles supports our ability to win future business with those customers. Like our sales representatives, our professional services employees often have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage.

Human Capital

Summary

In August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable growth, which included a reduction in force. We expect the implementation of the restructuring plan will be substantially complete by the end of the first quarter of fiscal year 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal year 2025 in certain cases.

As of September 30, 2024, we had approximately 1,400 full-time employees, including approximately 100 in sales and marketing, approximately 200 in administrative functions, approximately 300 in professional services, and approximately 800 in research and development. Approximately 90% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union; however many of our employees in Europe are represented by workers councils or labor unions. To date, we have experienced no work stoppages and believe that we have a good relationship with our employees.

Culture and Work Environment

We are a group of highly motivated collaborators who share a common passion for creating meaningful change in our industry and shaping the future of mobility. We are committed to attracting and retaining the best and brightest talent and building a culture of transparency, trust, and respect.

We are proactively nurturing our culture by investing in our people, processes and professional development. We understand our people are critical for our continued success and are focused on helping our employees grow at every stage of their career. To help employees at every level develop professional skills to advance in their careers, we offer employee and manager development training. Through regular seminars and workshops, our people learn diverse skills that include leadership, negotiating, communicating, goal setting, and more. We provide access to world-class continuing education opportunities and resources including on-demand, self-paced learning opportunities via LinkedIn Learning.

Our teams are also continuously connecting through local social events, which bring teams together while promoting engagement, inclusion, and community-service. Our social committees organize numerous events including luncheons, karaoke, archery, yoga, hiking, fun runs, and community cleanup days. We also encourage employees to serve the community by offering compensated volunteer days to employees. In fiscal year 2024, we contributed over 600 community service hours globally.

Compensation, Rewards and Benefits

In addition to competitive base salaries, we provide incentive-based compensation programs to reward performance relative to key metrics. We offer comprehensive benefit options, including retirement savings plans, medical insurance, dental insurance, vision insurance, life and disability insurance, health savings accounts, flexible spending accounts, and paid time off, among others.

Diversity and Inclusion

We are a global team that seeks to build a diverse and inclusive workplace built upon the different perspectives, beliefs, and backgrounds of our people. We embrace what makes us each unique. Strengthening diversity enables us to bring our collective ideas together to make the best decisions for the global community we serve. Our leadership and our people recognize that our efforts must include and support racial, ethnic, cultural, age, experience, gender, and LGBTQ+ diversity. To support our efforts, break down biases, and improve our ways of working collaboratively toward greater innovation, we have a company-wide Gender Diversity Initiative designed to elevate female and underrepresented voices within our teams.

We are committed to pay fairness. To that end, in fiscal year 2023 we performed a compensation analysis across the organization. Our analysis confirmed our commitment to a healthy, fair compensation system. Overall, in each country large enough to permit statistical comparisons, we saw no significant differences in pay by gender when controlling for factors such as job family, level, and years of service, nor did we see differences by gender or race in the United States. We will continue to monitor compensation fairness and, where necessary, will make compensation adjustments to ensure fairness.

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

We believe it's extremely important that every employee feel welcome and valued as we strive to make our company a great place to work.

Intellectual Property

As of September 30, 2024, we own approximately 869 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into an Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, we believe that these patents and rights provide meaningful protection for our products, technologies, and technical innovations.

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

The competition in the automotive cognitive assistance market has and could adversely affect in the future, our operating results by reducing the volume of the products and solutions we license or sell or the prices we can charge. Some of our current or potential competitors are large technology companies that have significantly greater financial, technical and marketing resources than we do, and others are smaller specialized companies that possess automotive expertise or regional focus and may have greater price flexibility than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements or may decide to offer products at low or unsustainable cost to win new business. They may also devote greater resources to the development, promotion and sale of their products than we do, and in certain cases may be able to include or combine their competitive products or technologies with other of their products or technologies in a manner whereby the competitive functionality is available at lower cost or free of charge within the larger offering. To the extent they do so, penetration of our products, and therefore our revenue, may be adversely affected. Our large competitors may also have greater access to data, including customer data, which provides them with a competitive advantage in developing new products and technologies. Our success depends substantially upon our ability to enhance our products and technologies, to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing customer requirements and incorporate technological enhancements, and to maintain our alignment with the OEMs, their technology and market strategies. If we are unable to develop new products and enhance functionalities or technologies to adapt to these changes and maintain our alignment with OEMs, our business will suffer.

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

In the past couple of years, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
volatility in credit, equity and foreign exchange markets; and
•
bankruptcies.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, have in the past and may in the future lead to market-wide liquidity problems. If banks or financial institutions where we maintain deposits enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

These developments, along with continued uncertainty about economic stability related to the global outbreak of COVID-19, and the ongoing conflicts in Ukraine and the Middle East, have resulted in supply chain disruption, inflation, higher interest rates, fluctuations in currency exchange rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global economic conditions and the potential for a global recession, we may see them reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in automobile production or purchasing decisions, lack of renewals or the inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

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

Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers. Pandemics or disease outbreaks, such as COVID-19, have disrupted, and may continue to disrupt, global automotive industry customer sales and production volumes. Vehicle production initially decreased significantly in China, which was first affected by COVID-19, then Europe and also the United States. Subsequent events resulted in the shutdown of manufacturing operations in China, Europe and the United States, and even though manufacturing operations have resumed, the capacity of such global manufacturing operations remains uncertain. More recently, we have seen, and anticipate that we will continue to see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles. As a result, we have experienced, and may continue to experience, difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, the use of automobiles, increased difficulties in collecting payment obligations from our customers and the possibility customers will stall or not continue existing projects. These all may be further exacerbated by the global economic downturn that resulted from the pandemic which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.

Our strategy to increase cloud connected services may adversely affect our near-term revenue growth and results of operations.

Our leadership position has historically been derived from our products and services based on edge software technology. We have been and are continuing to develop new products and services that incorporate cloud-connected components. The design and development of new cloud-connected components will involve significant expense. Our research and development costs have increased in recent years and, together with certain expenses associated with delivering our connected services, could continue to escalate in the near future. We may encounter difficulties with designing, developing and releasing new cloud-connected components, as well as integrating these components with our existing hybrid technologies. These development issues may further increase costs and may affect our ability to innovate in a manner demanded by the market. As a result, our strategy to incorporate more cloud-connected components may adversely affect our revenue growth and results of operations.

Pricing pressures from our customers may adversely affect our business.

We have in the past, and may in the future, experience pricing pressure from our customers, including from the strong purchasing power of major OEMs. As a developer of automotive cognitive assistance components, we have been in the past, and may be in the future, expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for our work. We have in the past, and may in the future, encounter customers unwilling to accept the terms of our software license or non-recurring engineering agreements. Any price reductions could impact our sales and profit margins. Our future profitability will depend upon, among other things, our ability to continuously reduce the costs for our components and maintain our cost structure. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive cognitive assistance systems. If we are unable to offset any price reductions in the future, our business, results of operations and financial condition would be adversely affected.

We invest effort and money seeking OEMs’ validation of our technology, and there can be no assurance that we will win or be able to renew service contracts, which could adversely affect our future business, results of operations and financial condition.

We invest effort and money from the time an OEM or a tier 1 supplier begins designing for an upcoming program to the date on which the customer chooses our technology to be incorporated directly or indirectly into one or more specific vehicle models to be produced by the customer. This selection process is known as a “design win.” We could expend our resources without success, and in the past we have not always been selected despite the investment of effort and money. After a design win, it is typically quite difficult for a product or technology that did not receive the design win to displace the winner until the customer begins a new selection process because it is very unlikely that a customer will change complex technology until a vehicle model is revamped. In addition, the company with the winning design may have an advantage with the customer going forward because of the established relationship between the winning company and such customer, which could make it more difficult for such company’s competitors to win the designs for other service contracts. Even if we have an established relationship with a customer, any failure to perform under a service contract or innovate in response to their feedback may neutralize our advantage with that customer. If we fail to win a significant number of customer design competitions in the future or to renew a significant number of existing service contracts, our business, results of operations and financial condition would be adversely affected. The period of time from winning a contract to implementation is long and we are subject to the risks of cancellation or postponement of the contract or unsuccessful implementation. If we are unable to renew existing service contracts, deferred revenue may be negatively impacted.

Our products are technologically complex and incorporate many technological innovations. The increasing complexity of software in automobiles has created substantial challenges for some OEMs, leading to potential delays for a new program to launch. Moreover, prospective customers generally must make significant commitments of resources to test and validate our products before including them in any particular vehicle model. The development cycles of our products with new customers are approximately six months to two years after a design win, depending on the customer and the complexity of the product. These development cycles result in us investing our resources prior to realizing any revenues from the customer contracts. Further, we are subject to the risk that a customer cancels or postpones implementation of our technology, as well as the risk that we will not be able to implement our technology successfully. Further, our sales could be less than forecast if the vehicle model is unsuccessful, including reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.

Our business could be materially and adversely affected if we lost any of our largest customers.

The loss of business from any of our major customers, including as a result of lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business, has in the past and could in the future have a material adverse effect on our business, results of operations and financial condition. Alternatively, there is a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss. In addition, certain of our customers that are tier 1 suppliers exclusively sell to certain OEMs, including some of our other customers. A bankruptcy of, or other significant disruption to, any of these OEMs could intensify any adverse impact on our business and results of operations.

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
•
the timing of the receipt and accuracy of royalty reports;
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

The transition in our Chief Executive Officer and other senior management positions will be critical to our success, and our business could be negatively impacted if we do not successfully manage these transitions.

In October 2024, Brian Krzanich succeeded Stefan Ortmanns as Chief Executive Officer of our company and as a member of our Board of Directors, or our Board. Our company also recently experienced transitions in its chief financial officer, chief technology officer and certain other senior management functions. The departure and transition of key leadership personnel can take significant knowledge and experience from our company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. Further, if our new Chief Executive Officer formulates different or changed views, the future strategy and plans of our company may differ materially from those of the past. If we do not successfully manage senior leadership transitions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction.

If we are unable to attract and retain management and other key personnel, our business could be harmed.

If any of our management or other key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had management and other key employees leave in the past. We cannot assure you that one or more management or other key employees will not leave in the future. The departure of key leadership personnel, in particular, can take significant knowledge and experience from the Company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. If we do not successfully manage the transition of management positions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction. A change in senior management, such as we experienced over the past years, also could result in our future strategy and plans differing from those of the past. In August 2024, we announced a restructuring plan, including a reduction in force, intended to reduce operating expenses and position us for profitable growth. These reductions and any additional measures we might take to reduce costs could yield unanticipated consequences, such as straining our workforce, diverting management attention, yielding attrition beyond our intended workforce reduction, or reducing employee morale. Further, we intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We depend on skilled employees and could be impacted by a shortage of critical skills.

Much of our future success depends on the continued service and availability of skilled employees, particularly with respect to technical areas. Skilled and experienced personnel in the areas where we compete are in high demand, and competition for their talents is intense. We expect that many of our key employees will receive a total compensation package that includes equity awards. We are limited in the amount of equity awards that we may issue under the terms of our equity incentive plans. Further, new regulations or volatility in the stock market could diminish our use, and the value, of our equity awards. These issues could place us at a competitive disadvantage in attracting qualified personnel or force us to offer more cash compensation.

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
•
loss of revenue or increased credit loss expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;
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

Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. The GDPR imposes additional obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance. Failure to comply with the requirements of the GDPR may result in potential fines. The GDPR also confers a private right of action on data subjects and nonprofit organizations, acting subject to a mandate granted by the data subject, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

Further, European data protection laws also prohibit the transfer of personal data from the EEA and Switzerland to third countries that are not considered to provide adequate protections for personal data, including the U.S., unless certain measures are in place. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover Swiss transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increase our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

In addition, we are subject to Swiss data protection laws, including the Federal Act on Data Protection, or the FADP. While the FADP provides broad protections to personal data, on September 25, 2020, the Swiss federal Parliament enacted a revised version of the FADP, which became effective September 1, 2023. The new version of the FADP aligns Swiss data protection law with the GDPR.

Further, in addition to existing European data protection law, a further European Union regulation is being proposed. The proposed regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, would replace the current ePrivacy Directive. New rules related to the ePrivacy Regulation are likely to include enhanced consent requirements in order to use communications content and communications metadata, as well as obligations and restrictions on the processing of data from an end-user’s terminal equipment. The new ePrivacy Regulation is expected to have the same penalty regime as the GDPR. Negotiations for the ePrivacy Regulation are still ongoing as of the date of this report, and there is no final text or date for entry into force. Once agreed, the ePrivacy Regulation will come into force in two years from the twentieth day following its publication.

As another prominent example, we are also subject to data protection regulation in the UK. Following the UK’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the UK and EU as of January 1, 2021, the GDPR has been incorporated into UK domestic law. United Kingdom-based organizations doing business in the European Union will need to continue to comply with the GDPR. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission recognizes the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the UK (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs). There has also been an extension to the Framework to cover UK transfers to the United States. We will be required to implement these new safeguards when conducting restricted cross-border data transfers and doing so will require significant effort and cost.

In addition to European data protection requirements, we face a growing body of privacy and data security requirements in the United States. At the legislative level, the CCPA, which became operative on January 1, 2020 and broadly defines personal information, gives California residents expanded privacy rights and protections, and provides for civil penalties for violations and a private right of action for data breaches. Additionally, the CPRA, a ballot initiative approved in November 2020, which went into effect on January 1, 2023 significantly modified the CCPA, including by expanding consumers’ rights and establishing a new state agency that has authority to implement and enforce the CCPA. Numerous other states have passed comparable legislation and many others are considering proposals for similar broad consumer privacy laws. Moreover, other states have enacted privacy laws with a more limited scope, such as the state of Washington which has enacted legislation that is focused on health privacy and a small number of states have enacted laws that target biometric privacy. Furthermore, the United States Federal Trade Commission and many state attorney generals are interpreting existing federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data.

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

We develop and incorporate AI technology in certain of our products and services and plan to develop and incorporate additional AI technology in future products and services. Issues in the development and use of AI, including generative AI tools and large language models, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory actions, including with respect to legislation regulating AI in jurisdictions such as the EEA, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.

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

•
geopolitical turmoil, including terrorism and war, such as the ongoing conflicts in Ukraine and the Middle East;
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

During the fiscal years ended September 30, 2024 and 2022, we recorded goodwill impairment charges of $609.2 million and $213.7 million, respectively, within the Consolidated Statement of Operations. For the fiscal year September 30, 2023, we did not have goodwill impairment.

Future adverse changes in the above or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

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

We have not paid any dividends since our formation. Our Board's decisions regarding the payment of dividends depends on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, legal requirements, regulatory constraints and other factors that our Board deems relevant. Additionally, the terms of the Senior Credit Facilities limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

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

In June 2020, we issued an aggregate principal amount of $175 million 3.00% convertible senior notes due June 1, 2025, the “2025 Notes.” The interest rate is fixed at 3.00% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. In June 2023, we issued an aggregate principal amount of $210 million 1.50% convertible senior notes due July 1, 2028, the “2028 Notes”, and together with the 2025 Notes and the 2025 Modified Notes (as defined below), the “Notes”. The interest rate is fixed at 1.50% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. We repurchased $87.5 million of the 2025 Notes with a portion of the proceeds from the sale of the 2028 Notes. The remaining 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed or repurchased. The repayment of the 2025 Notes in cash upon maturity could adversely affect our liquidity.

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

Our organizational documents designate the courts within the State of Delaware or the U.S. district courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on behalf of Cerence, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of Cerence to Cerence or Cerence’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporation Law, or DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Further, this exclusive forum provision would not apply to claims brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the Securities Act of 1933, as amended, or the Securities Act, except that it may apply to such claims if brought derivatively on behalf of Cerence. Our Second Amended and Restated By-Laws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, or the respective rules and regulations promulgated thereunder.

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

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us, such as the actions described in Part I – Item 3, “Legal Proceedings,” could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Your percentage ownership in Cerence may be diluted in the future.

Your percentage ownership in Cerence may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we grant to our directors, officers, employees and other service providers. Our Board has adopted the Cerence 2019 Equity Incentive Plan, as well as the 2024 Inducement Plan, for the benefit of certain of our current and future employees, service providers and non-employee directors. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management program in accordance with our risk profile, which is informed by, and incorporates, elements of recognized industry standards. We leverage the support of third-party information technology and security providers, including for cybersecurity audits and risk assessments. We implement technical controls, such as multi-factor authentication and we deploy cybersecurity tools through a leading third-party cybersecurity firm to protect our systems from cybersecurity related risks. We have an enterprise risk management program and we maintain written information security policies, including an incident response plan, which is designed to establish our processes for identifying, responding to, and recovering from cybersecurity incidents. We test this incident response plan on an annual basis. Finally, we have implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through the use of vendor security questionnaires. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems. For more information, please see Item 1A - Risk Factors.

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program is managed by our Information Security Management Committee. Led by our Chief Information Security Officer (“CISO”), the Information Security Management Committee is made up of cross-functional members of company management and works closely with our third-party information technology and security providers to develop and implement our cybersecurity strategy. Our CISO is responsible for the day-to-day oversight of the assessment and management of cybersecurity risks. The individual who is currently in this role has over 20 years of experience in information security. Our audit committee has oversight over cybersecurity risks. The audit committee reviews the enterprise risk management program quarterly, which includes the cybersecurity risk management program and any identified cybersecurity risks. With the input of the Information Security Management Committee and our information technology providers, the CISO regularly reports to the audit committee on our cybersecurity risk management process, including updates related to security testing, assessments, cyber risk and related cyber strategy, as applicable. In addition, the CISO makes annual cybersecurity reports to our board of directors.

Item 2. Properties.

Our corporate headquarters is located in Burlington, Massachusetts. Other large, leased sites include properties located in: Aachen and Ulm, Germany; Heerlen, Netherlands; Montreal, Canada; Shanghai and Chengdu, China; Merelbeke, Belgium; Turin, Italy; and Pune, India.

We believe our existing facilities and equipment are in good operating condition and are suitable for the conduct of our business.

Item 3. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. On August 14, 2024, the parties conducted a mediation and thereafter the parties agreed to settle the matter for $30.0 million, subject to court approval. On September 18, 2024, the Court granted preliminary approval of the settlement and scheduled a final settlement approval hearing on December 16, 2024. The entire settlement amount is being funded by insurance proceeds. As of September 30,

2024, we have recorded a $30.0 million receivable related to the insurance proceeds within Prepaid and other current assets and a $30.0 million liability related to the settlement within Accrued expenses and other current liabilities within the Consolidated Balance Sheets.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and former CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter, and on June 7, 2024, plaintiffs opposed the motion to dismiss. The parties are awaiting the court’s decision on the motion to dismiss.

Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On June 26, 2024, the court stayed the Fleming action pending the outcome of mediation. On August 12, 2024, the court stayed the Goncalves action pending the outcome of mediation.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court. Cerence’s answers in the Federal Court and Circuit Court were due on July 15 and July 18, 2024, respectively, which the Company filed on such dates. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.

On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four Cerence patents. In its responsive pleading on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung seeks damages, including trebled damages, and its costs and fees. Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement on September 4, 2024. Trial is scheduled to begin in January 2026. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Other Legal Proceedings

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Holders of Common Stock

As of November 13, 2024, there were 442 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

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

Performance Graph

The graph below compares the cumulative total shareholder return of our common stock for the last five years with the Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 2, 2019, the date our common stock began regular-way trading on the Nasdaq Global Select Market. The graph shows the value that each of these investments would have had at the end of each fiscal year.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

	10/2/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Cerence Inc.	$100.00	$318.37	$626.12	$102.61	$132.70	$20.52
Russell 2000	$100.00	$101.90	$148.98	$112.51	$120.65	$150.71
S&P Software & Services Select	$100.00	$131.74	$189.66	$118.19	$140.34	$177.50

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the “MD&A”), describes the principal factors, based on management’s assessment, which had a material impact on our results of operations, financial condition and liquidity, as well as our critical accounting estimates. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between fiscal years ended September 30, 2024 and 2023, as well as fiscal years ended September 30, 2023 and 2022.

The following discussion and analysis presented below should be read in conjunction with the Consolidated Financial Statements and the corresponding notes, included elsewhere in this Form 10-K. The information presented in this section includes forward-looking statements, which are described in detail in the section titled “Cautionary Statement Concerning Forward-Looking Statements.” The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See Item 1A.“Risk Factors” for a discussion of the risks, uncertainties, and assumptions associated with these statements.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include nearly all major OEMs or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with nearly all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us visibility into future revenue.

Business Trends

We experienced a 12.6% increase in total revenue during fiscal year 2024. The increase in revenues was driven by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The increase was partially offset by decreases in license revenue primarily due to lower volume of licensing royalties. Our license revenue is highly dependent on vehicle production, the timing and volume of which continues to be impacted by the changing dynamics in the global automotive industry. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to production delays and slowdowns. The decrease in our professional services revenues was primarily driven by our arrangements and the related timing of fulfilling performance obligations under the contracts.

During fiscal year 2024, total cost of revenues decreased by 8.3% compared to fiscal year 2023, primarily driven by the declines in license and professional services revenues. Total operating expenses increased by 263.9% during fiscal year 2024, primarily driven by a goodwill impairment charge of $609.2 million recognized in fiscal year 2024. Total operating expenses excluding the goodwill charge decreased 5.1%, primarily driven by cost savings initiatives intended to reduce operating expenses and position us for profitable growth. Restructuring and other costs, net increased $5.2 million, driven by severance charges related to the elimination of personnel and consulting costs relating to our transformation initiatives.

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

For the fiscal year 2024 as compared to fiscal year 2023:

•
Total revenue increased by $37.0 million, or 12.6%, from $294.5 million to $331.5 million.
•
Operating margin decreased by 165.7 percentage points from negative 9.2% to negative 174.9%.
•
Cash from operating activities changed by $9.7 million, or 129.4%, from cash provided by operating activities of $7.5 million to cash provided by operating activities of $17.2 million.

For fiscal year 2023 as compared to fiscal year 2022:

•
Total revenue decreased by $33.4 million, or 10.2%, from $327.9 million to $294.5 million.
•
Operating margin increased by 47.0 percentage points from negative 56.2% to negative 9.2%.
•
Cash from operating activities changed by $9.6 million, or 450.7%, from cash used in operating activities of $2.1 million to cash provided by operating activities of $7.5 million.

Operating Results

The following table shows the Consolidated Statements of Operations for the fiscal years 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
Revenues:
License	$124,746	$145,159	$158,610
Connected services	133,444	75,071	85,571
Professional services	73,314	74,245	83,710
Total revenues	331,504	294,475	327,891
Cost of revenues:
License	$6,060	$8,522	$2,698
Connected services	24,787	22,995	22,722
Professional services	56,282	63,232	68,764
Amortization of intangibles	103	414	2,984
Total cost of revenues	87,232	95,163	97,168
Gross profit	244,272	199,312	230,723
Operating expenses:
Research and development	$121,563	$123,333	$107,116
Sales and marketing	21,725	27,504	31,098
General and administrative	52,468	57,903	42,653
Amortization of intangible assets	2,203	5,854	11,516
Restructuring and other costs, net	17,077	11,917	8,965
Goodwill impairment	609,172	—	213,720
Total operating expenses	824,208	226,511	415,068
Loss from operations	(579,936)	(27,199)	(184,345)
Interest income	5,353	4,471	1,007
Interest expense	(12,553)	(14,769)	(14,394)
Other income (expense), net	2,526	1,108	(1,019)
Loss before income taxes	(584,610)	(36,389)	(198,751)
Provision for income taxes	3,468	19,865	112,075
Net loss	$(588,078)	$(56,254)	$(310,826)

Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that was previously included in our estimated future revenues from variable forecasted royalties. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During fiscal year 2023, we had a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis which contributed to a decline in reported license revenue for fiscal years 2023 and 2024. Going forward, we will continue to assess the levels of fixed license contracts and make adjustments, as necessary. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consist of third-party royalty expenses for certain external technologies we leverage.

Connected services revenue represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. There was no cash flow associated with this legacy contract. We provided services to a separate customer, who in turn provided services to our legacy customer. This separate customer terminated services on October 31, 2023. There was no cash flow associated with this contract. The effect of this termination was to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions. During the first quarter of fiscal year 2024, we had an acceleration of $2.0 million of expenses associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition.

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

Other components of operating expenses include restructuring and other costs, net and goodwill impairment. Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. Goodwill impairment is recognized on a non-recurring basis when the carrying value of our reporting unit exceeds the estimated fair value.

Total other expense, net consists primarily of foreign exchange gains (losses), losses on the extinguishment of debt and interest expense related to the Notes and Senior Credit Facilities.

We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which have resulted in production delays and slowdowns. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to focus on our cost structure and have taken, and expect to continue to take, cost reduction actions, which may result in additional restructuring costs and impairment charges. In particular, in August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable future growth (the “Plan”). During the fourth quarter of fiscal year 2024, we incurred approximately $8.1 million of restructuring charges as part of the Plan and expect to incur approximately $4.4 million during fiscal year 2025. The implementation of the Plan will be substantially complete by the end of the first quarter of fiscal year 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal year 2025 in certain cases. The charges that we expect to incur are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses and charges may differ materially from the estimates disclosed above. For additional details, refer to Item 1A. Risk Factors.

Fiscal Year 2024 Compared with Fiscal Year 2023 and Fiscal Year 2023 Compared with Fiscal Year 2022

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2024	% of Total	2023	% of Total	2022	% of Total	2024 vs. 2023	2023 vs. 2022
License	$124,746	37.6%	$145,159	49.3%	$158,610	48.4%	(14.1)%	(8.5)%
Connected services	133,444	40.3%	75,071	25.5%	85,571	26.1%	77.8%	(12.3)%
Professional services	73,314	22.1%	74,245	25.2%	83,710	25.5%	(1.3)%	(11.3)%
Total revenues	$331,504		$294,475		$327,891		12.6%	(10.2)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Total revenues for fiscal year 2024 were $331.5 million, an increase of $37.0 million, or 12.6%, from $294.5 million from fiscal year 2023. The increase in revenues was driven by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The increase was partially offset by decreases in license revenue primarily due to lower volume of licensing royalties.

License Revenue

License revenue for fiscal year 2024 was $124.7 million, a decrease of $20.5 million, or 14.1%, from $145.2 million for fiscal year 2023. The decrease in license revenue was driven by a $14.6 million decrease in variable license revenue due to lower volume of licensing royalties and a $6.1 million decrease in fixed contracts. As a percentage of total revenue, license revenue decreased by 11.7 percentage points from 49.3% for fiscal year 2023 to 37.6% for fiscal year 2024.

Connected Services Revenue

Connected services revenue for fiscal year 2024 was $133.4 million, an increase of $58.3 million, or 77.8%, from $75.1 million for fiscal year 2023. This increase was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue, respectively, into the first quarter of fiscal year 2024. As a percentage of total revenue, connected services revenue increased by 14.8 percentage points from 25.5% for fiscal year 2023 to 40.3% for fiscal year 2024.

Professional Services Revenue

Professional services revenue for fiscal year 2024 was $73.3 million, a decrease of $0.9 million, or 1.3%, from $74.2 million for fiscal year 2023. This decrease was primarily driven by the structure of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenue, professional services revenue decreased by 3.1 percentage points from 25.2% for fiscal year 2023 to 22.1% for fiscal year 2024.

Fiscal Year 2023 Compared with Fiscal Year 2022

Total revenues for fiscal year 2023 were $294.5 million, a decrease of $33.4 million, or 10.2%, from $327.9 million from fiscal year 2022. The decrease in revenues was across all product types.

License Revenue

License revenue for fiscal year 2023 was $145.2 million, a decrease of $13.4 million, or 8.5%, from $158.6 million for fiscal year 2022. The decrease in license revenue was driven by a $32.6 million decrease in minimum purchase commitments and prepaid deals and a $6.5 million decrease in revenue generated from non-automotive markets. This decrease was partially offset by a $25.6 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenue, license revenue increased 0.9 percentage points from 48.4% for fiscal year 2022 to 49.3% for fiscal year 2023.

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

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
License	$6,060	$8,522	$2,698	(28.9)%	215.9%
Connected services	24,787	22,995	22,722	7.8%	1.2%
Professional services	56,282	63,232	68,764	(11.0)%	(8.0)%
Amortization of intangibles	103	414	2,984	(75.1)%	(86.1)%
Total cost of revenues	$87,232	$95,163	$97,168	(8.3)%	(2.1)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
License	$118,686	$136,637	$155,912	(13.1)%	(12.4)%
Connected services	108,657	52,076	62,849	108.7%	(17.1)%
Professional services	17,032	11,013	14,946	54.7%	(26.3)%
Amortization of intangibles	(103)	(414)	(2,984)	(75.1)%	(86.1)%
Total gross profit	$244,272	$199,312	$230,723	22.6%	(13.6)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Total cost of revenues for fiscal year 2024 was $87.2 million, a decrease of $8.0 million, or 8.3%, from $95.2 million for fiscal year 2023.

We experienced an increase in total gross profit of $45.0 million, or 22.6%, from $199.3 million to $244.3 million. The increase was primarily driven by the increase in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for fiscal year 2024 was $6.1 million, a decrease of $2.4 million, or 28.9%, from $8.5 million for fiscal year 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenue, cost of license revenue decreased by 2.1 percentage points from 9.0% for fiscal year 2023 to 6.9% for fiscal year 2024.

License gross profit decreased by $17.9 million, or 13.1%, primarily due to declines in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for fiscal year 2024 was $24.8 million, an increase of $1.8 million, or 7.8%, from $23.0 million for fiscal year 2023. Cost of connected services revenue increased primarily due to a $1.6 million increase in our cloud infrastructure costs and a $1.0 million increase from higher internal allocated labor. The increase was partially offset by a $0.7 million decrease in salary-related expenditures. As a percentage of total cost of revenue, cost of connected service revenue increased by 4.2 percentage points from 24.2% for fiscal year 2023 to 28.4% for fiscal year 2024.

Connected services gross profit increased $56.6 million, or 108.7%, from $52.1 million to $108.7 million which was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of Professional Services Revenue

Cost of professional services revenue for fiscal year 2024 was $56.3 million, a decrease of $6.9 million, or 11.0%, from $63.2 million for fiscal year 2023. Cost of professional services revenue decreased primarily due to a $3.9 million decrease in salary-related expenditures, a $1.4 million decrease in allocated costs, and a $0.9 million decrease in stock-based compensation expense. As a percentage of total cost of revenue, cost of professional services revenue decreased by 1.9 percentage points from 66.4% for fiscal year 2023 to 64.5% for fiscal year 2024.

Professional services gross profit increased $6.0 million, or 54.7%, from $11.0 million to $17.0 million which was primarily due to decreases in compensation-related expenditures during fiscal year 2024.

Fiscal Year 2023 Compared with Fiscal Year 2022

Our total cost of revenues for fiscal year 2023 was $95.2 million, a decrease of $2.0 million, or 2.1%, from $97.2 million for fiscal year 2022.

We experienced a decrease in gross profit of $31.4 million, or 13.6%, from $230.7 million to $199.3 million. The decrease was primarily driven by declines in revenues across all product types.

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

License gross profit decreased by $19.3 million, or 12.4%, from $155.9 million to $136.6 million, primarily due to decreases in license revenues.

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

R&D Expenses

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and development	$121,563	$123,333	$107,116	(1.4)%	15.1%

Fiscal Year 2024 Compared with Fiscal Year 2023

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2024 were $121.6 million, a decrease of $1.7 million, or 1.4%, from $123.3 million for fiscal year 2023. The decrease in R&D expenses was primarily attributable to a $6.7 million decrease in stock-based compensation costs, a $1.1 million decrease in allocated costs, a $1.1 million R&D international tax credit refund, and a $1.0 million decrease in internally allocated labor. The decrease was partially offset by a $4.3 million increase in salary-related expenditures, a $2.3 million increase in third-party contractor costs, and a $0.9 million decrease in capitalized costs associated with internally developed software. As a percentage of total operating expenses, R&D expenses decreased by 39.7 percentage points from 54.4% for fiscal year 2023 to 14.7% for fiscal year 2024.

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

Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Sales and marketing	$21,725	$27,504	$31,098	(21.0)%	(11.6)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Sales and marketing expenses for fiscal year 2024 were $21.7 million, a decrease of $5.8 million, or 21.0%, from $27.5 million for fiscal year 2023. The decrease in sales and marketing expenses was primarily attributable to a $3.0 million decrease in salary-related expenditures, a $1.3 million decrease in stock-based compensation costs, a $1.0 million decrease in allocated costs, and a $1.1 million decrease in professional services. The decrease was partially offset by a $0.6 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 9.5 percentage points from 12.1% for fiscal year 2023 to 2.6% for fiscal year 2024.

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

General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
General and administrative	$52,468	$57,903	$42,653	(9.4)%	35.8%

Fiscal Year 2024 Compared with Fiscal Year 2023

General and administrative expenses for fiscal year 2024 were $52.5 million, a decrease of $5.4 million, or 9.4%, from $57.9 million for fiscal year 2023. The decrease in general and administrative expenses was primarily attributable to a $8.1 million decrease in stock-based compensation costs, a $1.9 million decrease in depreciation expense, a $1.3 million decrease in rent expense, and a $0.7 million decrease in salary-related expenditures. The decrease was partially offset by $3.9 million less costs being allocated out, a $2.0 million increase in professional services and a $0.6 million increase in hardware and software expenditures. As a percentage of total operating expenses, general and administrative expenses decreased by 19.2 percentage points from 25.6% for fiscal year 2023 to 6.4% for fiscal year 2024.

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

Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Cost of revenues	$103	$414	$2,984	(75.1)%	(86.1)%
Operating expense	2,203	5,854	11,516	(62.4)%	(49.2)%
Total amortization	$2,306	$6,268	$14,500	(63.2)%	(56.8)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Intangible asset amortization for fiscal year 2024 was $2.3 million, a decrease of $4.0 million, or 63.2%, from $6.3 million for fiscal year 2023. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal years 2024 and 2023.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.3 percentage points from 0.4% for fiscal year 2023 to 0.1% for fiscal year 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.3 percentage points from 2.6% for fiscal year 2023 to 0.3% for fiscal year 2024.

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

Other Components of Operating Expense

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Restructuring and other costs, net	$17,077	$11,917	$8,965	43.3%	32.9%
Goodwill impairment	$609,172	$-	$213,720	100.0%	(100.0)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Fiscal Year 2024

For the fiscal year ended September 30, 2024, we recorded restructuring and other costs, net of $17.1 million, which included a $13.4 million severance charge related to the elimination of personnel, of which $8.1 million related to the Plan, and $2.8 million of consulting costs relating to our transformation initiatives, and $0.8 million of other one-time charges. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.

Goodwill impairment for the fiscal year ended September 30, 2024 was $609.2 million.

At March 31, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million during the three months ended March 31, 2024.

At June 30, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million during the three months ended June 30, 2024.

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

As a percentage of total operating expense, restructuring and other costs, net decreased by 3.2 percentage points from 5.3% for fiscal year 2023 to 2.1% for fiscal year 2024.

Fiscal Year 2023 Compared with Fiscal Year 2022

Restructuring and other costs, net for fiscal year 2023 were $11.9 million, an increase of $2.9 million, from $9.0 million for fiscal year 2022. The increase in restructuring and other costs, net was primarily due to $7.8 million severance charge related to the elimination of personnel, $3.8 million of third-party fees relating to the modification of the 2025 Notes, and a $0.5 million charge resulting from the closure of facilities that will no longer be utilized. As a percentage of total operating expense, restructuring and other costs, net increased by 3.1 percentage points from 2.2% for fiscal year 2022 to 5.3% for fiscal year 2023.

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

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Interest income	$5,353	$4,471	$1,007	19.7%	344.0%
Interest expense	(12,553)	(14,769)	(14,394)	(15.0)%	2.6%
Other income (expense), net	2,526	1,108	(1,019)	128.0%	(208.7)%
Total other expense, net	$(4,674)	$(9,190)	$(14,406)	(49.1)%	(36.2)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Total other expense, net for fiscal year 2024 was $4.7 million, a change of $4.5 million from $9.2 million of expense for fiscal year 2023. The increase in interest income was primarily attributable to returns on investments. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in Other income (expense), net was primarily driven by foreign exchange gains.

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

Provision for Income Taxes

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Provision for income taxes	$3,468	$19,865	$112,075	(82.5)%	(82.3)%
Effective income tax rate%	(0.6)%	(54.6)%	(56.4)%

Fiscal Year 2024 Compared with Fiscal Year 2023

Our effective income tax rate for fiscal year 2024 was negative 0.6%, compared to negative 54.6% for fiscal year 2023. Consequently, our provision for income taxes for fiscal year 2024 was $3.5 million, a net change of $16.4 million, or 82.5%, from a provision for income taxes of $19.9 million for fiscal year 2023. The effective tax rate for the fiscal year 2024 differed from the U.S. federal statutory rate of 21.0%, primarily due to impairment of book goodwill, the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings.

Fiscal Year 2023 Compared with Fiscal Year 2022

Our effective income tax rate for fiscal year 2023 was negative 54.6%, compared to 56.4% for fiscal year 2022. Consequently, our provision for income taxes for fiscal year 2023 was $19.9 million, a net change of $92.2 million, or 82.3%, from a provision for income taxes of $112.1 million for fiscal year 2022. The effective income tax rate for fiscal year 2023 differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings.

Liquidity and Capital Resources

Financial Condition

As of September 30, 2024, we had $130.4 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include commercial paper, corporate bonds, and government securities. As of September 30, 2024, our net working capital, excluding deferred revenue and deferred costs, was $96.2 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital markets as needed. Based on our expectation to generate positive cash flows and the $130.4 million of cash, cash equivalents and marketable securities as of September 30, 2024, we believe we will be able to meet our liquidity needs over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and available credit via our Revolving Facility (as described below).

The following table presents our material cash requirements for future periods:

	Material Cash Requirements Due by the Year Ended September 30,
	2025	2026 - 2027	2028 - 2029	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	1,836	3,672	1,383	-	6,891
2025 Modified Notes	87,500	-	87,500	-	175,000
Cash interest payable on the 2025 Modified Notes (a)	3,058	2,623	988	-	6,669
Operating leases	5,282	6,031	3,535	429	15,277
Finance leases	401	53	-	-	454
Total material cash requirements	$98,077	$12,379	$215,906	$429	$326,791

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2024.

We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. The aggregate net liability of our defined benefit plans as of September 30, 2024 was $6.2 million.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and fluctuating interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2024, the carrying amount of the 2025 Modified Notes was $161.2 million, net of unamortized costs of $13.8 million.

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

We accounted for $122.5 million of the 2028 Notes that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2024, the carrying amount of the 2028 Notes was $120.7 million and unamortized issuance costs of $1.8 million. As of September 30, 2024, the 2028 Notes were not convertible.

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

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2024, 2023 and 2022 was as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Contractual interest expense	$5,776	$5,383	$5,246
Amortization of debt discount	1,019	258	3,755
Amortization of issuance costs	4,936	2,119	944
Total interest expense related to the Notes	$11,731	$7,760	$9,945

The conditional conversion feature of the Notes was not triggered during the fiscal year ended September 30, 2024. As of September 30, 2024, the Notes were not convertible. As of the date of this report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of September 30, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On November 22, 2022 (the “Amendment No. 2 Effective Date”), we entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023 (the “covenant adjustment period”). During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of September 30, 2024 and 2023, we were in compliance with all Credit Agreement covenants.

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

Our ability to comply with such covenants may be affected by our future financial performance as well as events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of such covenants, could result in an event of default under the terms of the Senior Credit Facilities. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt and we will not be able to access additional funds until such default is cured. We would work with our lenders to obtain a waiver, amendment or otherwise address the breach. As of September 30, 2024, there were no loan amounts outstanding under the Credit Agreement. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations. Any subsequent replacement of the agreements governing the Senior Credit Facilities, or any new indebtedness could have similar or greater restrictions. We may be unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

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

Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2024, 2023 and 2022 was $0.4 million, $6.7 million, $4.3 million, respectively, reflecting the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2024, 2023, and 2022, as reflected in the audited Consolidated Statements of Cash Flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by (used in) operating activities	$17,196	$7,498	$(2,138)	129.4%	(450.7)%
Net cash provided by (used in) investing activities	4,379	5,820	(10,565)	(24.8)%	(155.1)%
Net cash provided by (used in) financing activities	225	(5,334)	(19,606)	(104.2)%	(72.8)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,469)	(1,677)	(1,272)	(12.4)%	31.8%
Net changes in cash and cash equivalents	$20,331	$6,307	$(33,581)	222.4%	(118.8)%

Net Cash Provided by (Used in) Operating Activities

Fiscal Year 2024 Compared with Fiscal Year 2023

Net cash provided by operating activities for fiscal year 2024 was $17.2 million, a net change of $9.7 million, or 129.4%, from net cash provided by operating activities of $7.5 million for fiscal year 2023. The change in cash flows were primarily due to:

•
An increase of $49.6 million from income before non-cash charges;
•
A decrease of $0.4 million due to changes in working capital primarily related to accounts receivable and prepaid expenses and other assets and accounts payable; and
•
A decrease of $39.5 million from changes in deferred revenue.

Deferred revenue represents a significant portion of our net cash provided by operating activities and, depending on the nature of our contracts with customers, this balance can fluctuate significantly from period to period. We do not expect any changes in deferred revenue to affect our ability to meet our obligations.

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash provided by operating activities for fiscal year 2023 was $7.5 million, a net change of $9.6 million, or 450.7%, from net cash used in operating activities of $2.1 million for fiscal year 2022. The change in cash flows were primarily due to:

•
A decrease of $53.9 million from income before non-cash charges;
•
An increase of $56.8 million due to changes in working capital primarily related to accounts receivable and prepaid expenses and other assets; and
•
An increase of $6.8 million from changes in deferred revenue.

Net Cash Provided by (Used in) Investing Activities

Fiscal Year 2024 Compared with Fiscal Year 2023

Net cash provided by investing activities for the fiscal year 2024 was $4.4 million, a net change of $1.4 million, or 24.8%, from net cash provided by investing activities of $5.8 million for fiscal year 2023. The change in cash flows were driven by a decrease of $1.2 million net proceeds from the sale of marketable securities.

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash provided by investing activities for fiscal year 2023 was $5.8 million, a net change of $16.4 million, or 155.1%, from net cash used in investing activities of $10.6 million for fiscal year 2022. The change in cash flows were driven by:

•
A decrease of $12.3 million in capital expenditures; and
•
An increase of $6.9 million net proceeds from the sale of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Fiscal Year 2024 Compared with Fiscal Year 2023

Net cash provided by financing activities for the fiscal year 2024 was $0.2 million, a net change of $5.5 million, from cash used in financing activities of $5.3 million for fiscal year 2023 . The change in cash flows were primarily due to:

• A decrease of $210.0 million in proceeds from long-term debt;

• A decrease of $198.4 million in principal payments of long-term debt;

• A decrease of $16.8 million in payments for long-term debt issuance costs;

• An increase of $5.3 million in proceeds from the issuance of our common stock; and

• An increase of $5.0 million in payments of tax related withholdings due to the net settlement of equity awards.

Fiscal Year 2023 Compared with Fiscal Year 2022

Net cash used in financing activities for fiscal year 2023 was $5.3 million, a net change of $14.3 million, from cash used in financing activities of $19.6 million for fiscal year 2022. The change in cash flows were primarily due to:

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

Goodwill Impairment Analysis

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment for the fiscal year ending September 30, 2023.

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

At March 31, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million during the three months ended March 31, 2024.

At June 30, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million during the three months ended June 30, 2024.

On July 1, 2024, we concluded that a quantitative goodwill impairment test is not necessary as of July 1, 2024, as the June 30, 2024 quantitative analysis is deemed applicable.

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

We have historically estimated the future tax consequences of certain items, including credit losses and accruals that cannot be deducted for income tax purposes until such expenses are paid or the related assets are disposed. We believe the procedures and estimates used in our accounting for income taxes are reasonable and in accordance with established tax law. The income tax estimates used have not resulted in material adjustments to income tax expense in subsequent period when the estimates are adjusted to the actual filed tax return amounts.

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

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfers and acquisitions or divestitures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may own may differ from the amounts recognized.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $59.1 million at September 30, 2024. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $5.0 million at September 30, 2024. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents and indebtedness related to the Senior Credit Facilities.

At September 30, 2024, we held approximately $121.5 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.8 million per annum, based on September 30, 2024 reported balances.

The borrowings under our Senior Credit Facilities are subject to interest rates based on SOFR. As of September 30, 2024, assuming a 1% increase in interest rates and our Revolving Facility is fully drawn, our interest expense on our Senior Credit Facilities would increase by approximately $0.5 million per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cerence Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 25, 2024 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill is associated with one reporting unit. During the year ended September 30, 2024, the Company concluded that indicators of impairment were present due to macroeconomic conditions, including continued declines in stock price. A quantitative assessment was performed in interim periods ended March 31, 2024, and June 30, 2024, respectively, using a combination of the discounted cash flow method under the income approach and the market approach and the Company determined that the goodwill was impaired and recorded a non-cash impairment charge of $609.2 million, within the consolidated financial statements. The determination of the fair value of the reporting unit under the income approach requires management to make significant estimates and assumptions related to future cash flows and the discount rate used in the valuation model.

We identified the goodwill impairment assessment as a critical audit matter. The principal considerations for our determination is the significant judgment used to evaluate certain assumptions used, particularly forecasted revenue for certain years and certain inputs used in the discount rate. These assumptions involved especially challenging auditor judgment and effort, including the extent of specialized skills and knowledge required.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of management’s process relating to the Company’s forecast and goodwill impairment assessment.
•
Evaluating the reasonableness of forecasted revenue for certain years used in the income approach by : (i) comparing the forecasted revenue for certain years to historical results, (ii) comparing publicly available automotive industry information to the Company’s forecasted revenue for certain years to determine whether contradictory evidence exists, (iii) reviewing the future automotive production reports and projected market share, and (iv) evaluating unit forecast assumptions for future periods including review of executed contracts in the Company’s backlog.
•
Testing the completeness and accuracy of the data used by management to develop forecasted revenue for certain years.
•
Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) testing the mathematical accuracy of the Company’s calculations, and (ii) evaluating the reasonableness of certain inputs used to determine the discount rate used in the income approach.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2017.

Boston, Massachusetts

November 25, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cerence Inc.

Burlington, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Cerence Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 25, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Boston, Massachusetts

November 25, 2024

CERENCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended September 30,
	2024	2023	2022
Revenues:
License	$124,746	$145,159	$158,610
Connected services	133,444	75,071	85,571
Professional services	73,314	74,245	83,710
Total revenues	331,504	294,475	327,891
Cost of revenues:
License	6,060	8,522	2,698
Connected services	24,787	22,995	22,722
Professional services	56,282	63,232	68,764
Amortization of intangible assets	103	414	2,984
Total cost of revenues	87,232	95,163	97,168
Gross profit	244,272	199,312	230,723
Operating expenses:
Research and development	121,563	123,333	107,116
Sales and marketing	21,725	27,504	31,098
General and administrative	52,468	57,903	42,653
Amortization of intangible assets	2,203	5,854	11,516
Restructuring and other costs, net	17,077	11,917	8,965
Goodwill impairment	609,172	—	213,720
Total operating expenses	824,208	226,511	415,068
Loss from operations	(579,936)	(27,199)	(184,345)
Interest income	5,353	4,471	1,007
Interest expense	(12,553)	(14,769)	(14,394)
Other income (expense), net	2,526	1,108	(1,019)
Loss before income taxes	(584,610)	(36,389)	(198,751)
Provision for income taxes	3,468	19,865	112,075
Net loss	$(588,078)	$(56,254)	$(310,826)
Net loss per share:
Basic	$(14.12)	$(1.40)	$(7.93)
Diluted	$(14.12)	$(1.40)	$(7.93)
Weighted-average common share outstanding:
Basic	41,642	40,215	39,187
Diluted	41,642	40,215	39,187

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Net loss	$(588,078)	$(56,254)	$(310,826)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,343	5,620	(37,179)
Pension adjustments, net	(539)	(66)	2,233
Unrealized gain (loss) on available-for-sale securities	250	217	(425)
Total other comprehensive income (loss)	2,054	5,771	(35,371)
Comprehensive loss	$(586,024)	$(50,483)	$(346,197)

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$121,485	$101,154
Marketable securities	5,502	9,211
Accounts receivable, net of allowances of $1,613 and $4,044 at September 30, 2024 and September 30, 2023, respectively	62,755	61,270
Deferred costs	5,286	6,935
Prepaid expenses and other current assets	70,481	47,157
Total current assets	265,509	225,727
Long-term marketable securities	3,453	10,607
Property and equipment, net	30,139	34,013
Deferred costs	18,051	20,299
Operating lease right of use assets	12,879	11,961
Goodwill	296,858	900,342
Intangible assets, net	1,706	3,875
Deferred tax assets	51,398	46,601
Other assets	22,365	44,165
Total assets	$702,358	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,959	$16,873
Deferred revenue	52,822	77,068
Short-term operating lease liabilities	4,528	5,434
Short-term debt	87,094	—
Accrued expenses and other current liabilities	68,405	48,718
Total current liabilities	216,808	148,093
Long-term debt, net of discounts and issuance costs	194,812	275,951
Deferred revenue, net of current portion	114,354	145,531
Long-term operating lease liabilities	8,803	7,947
Other liabilities	26,484	25,193
Total liabilities	561,261	602,715
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2024; 41,924 and 40,423 shares issued and outstanding as of September 30, 2024 and September 30, 2023, respectively	419	404
Accumulated other comprehensive loss	(25,912)	(27,966)
Additional paid-in capital	1,088,330	1,056,099
Accumulated deficit	(921,740)	(333,662)
Total stockholders' equity	141,097	694,875
Total liabilities and stockholders' equity	$702,358	$1,297,590

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2021	38,025	$381	$1,002,353	$27,577	$1,634	$1,031,945
Net loss	-	-	-	(310,826)	-	(310,826)
Other comprehensive loss	-	-	-	-	(35,371)	(35,371)
Issuance of common stock	1,584	14	36,048	-	-	36,062
Stock withheld to cover tax withholdings requirements upon stock vesting	(179)	(1)	(49,002)	-	-	(49,003)
Stock-based compensation	-	-	40,143	-	-	40,143
Balance at September 30, 2022	39,430	394	1,029,542	(283,249)	(33,737)	712,950
Net loss	-	-	-	(56,254)	-	(56,254)
Cumulative effect adjustment due to the adoption of ASU 2020-06	-	-	(14,371)	5,841	-	(8,530)
Other comprehensive income	-	-	-	-	5,771	5,771
Issuance of common stock	1,055	11	5,614	-	-	5,625
Increase in fair value of conversion option	-	-	4,054	-	-	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(62)	(1)	(4,893)	-	-	(4,894)
Stock-based compensation	-	-	36,153	-	-	36,153
Balance at September 30, 2023	40,423	404	1,056,099	(333,662)	(27,966)	694,875
Net loss	-	-	-	(588,078)	-	(588,078)
Other comprehensive income	-	-	-	-	2,054	2,054
Issuance of common stock	1,502	15	10,886	-	-	10,901
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(9,865)	-	-	(9,865)
Stock-based compensation	-	-	31,210	-	-	31,210
Balance at September 30, 2024	41,924	$419	$1,088,330	$(921,740)	$(25,912)	$141,097

Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(588,078)	$(56,254)	$(310,826)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	10,630	16,038	23,939
Provision for (benefit from) credit loss reserve	3,545	3,626	(413)
Stock-based compensation	23,673	40,766	28,076
Non-cash interest expense	6,060	2,914	5,281
Loss on debt extinguishment	—	1,333	—
Deferred tax (benefit) provision	(4,658)	7,597	97,287
Goodwill impairment	609,172	—	213,720
Unrealized foreign currency transaction (gain) losses	(1,454)	(3,393)	5,730
Other	(68)	(3,388)	385
Changes in operating assets and liabilities:
Accounts receivable	11,760	(16,964)	(6,590)
Prepaid expenses and other assets	(12,466)	28,192	(33,756)
Deferred costs	4,801	3,194	4,654
Accounts payable	(12,555)	5,774	157
Accrued expenses and other liabilities	27,874	(408)	(1,479)
Deferred revenue	(61,040)	(21,529)	(28,303)
Net cash provided by (used in) operating activities	17,196	7,498	(2,138)
Cash flows from investing activities:
Capital expenditures	(4,996)	(5,124)	(17,446)
Purchases of marketable securities	—	(18,025)	(31,757)
Sale and maturities of marketable securities	11,112	30,324	37,203
Payments for equity investments	—	—	(584)
Other investing activities	(1,737)	(1,355)	2,019
Net cash provided by (used in) investing activities	4,379	5,820	(10,565)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	24,700	—
Payments of revolver credit facility	—	(24,700)	—
Proceeds from long-term debt, net of discount	—	210,000	—
Payments for long-term debt issuance costs	(419)	(17,176)	—
Principal payments of long-term debt	—	(198,438)	(6,250)
Common stock repurchases for tax withholdings for net settlement of equity awards	(9,865)	(4,894)	(49,003)
Principal payment of lease liabilities arising from a finance lease	(392)	(451)	(415)
Proceeds from the issuance of common stock	10,901	5,625	36,062
Net cash provided by (used in) financing activities	225	(5,334)	(19,606)
Effects of exchange rate changes on cash and cash equivalents	(1,469)	(1,677)	(1,272)
Net change in cash and cash equivalents	20,331	6,307	(33,581)
Cash and cash equivalents at beginning of period	101,154	94,847	128,428
Cash and cash equivalents at end of period	$121,485	$101,154	$94,847
Supplemental information:
Cash paid for income taxes	$10,180	$11,185	$12,273
Cash paid for interest	$6,028	$11,570	$9,088

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

(c) Use of Estimates

The Consolidated Financial Statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions. These estimates, judgments and assumptions can affect the reported amounts in the financial statements and the footnotes thereto. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, assumptions and judgments. Significant estimates inherent to the preparation of financial statements include: revenue recognition; the allowances for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for leases; accounting for convertible debt; and loss contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates.

(d) Revenue Recognition

We primarily derive revenue from the following sources: (1) royalty-based software license arrangements, (2) connected services, and (3) professional services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. See Note 3 – Revenue Recognition for additional details.

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

(g) Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of September 30, 2024 and September 30, 2023, inventory was $1.0 million and $0.5 million, respectively.

(h) Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There is no goodwill impairment for the fiscal year ended September 30, 2023.

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

At March 31, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million during the three months ended March 31, 2024.

At June 30, 2024, we concluded indicators of impairment were present due to the current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million during the three months ended June 30, 2024.

On July 1, 2024, we concluded that a quantitative goodwill impairment test is not necessary as of July 1, 2024, as the June 30, 2024 quantitative analysis is deemed applicable.

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

Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no impairment of long-lived assets during the years ended September 30, 2024, 2023, and 2022.

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

The change in the allowance for credit losses for the fiscal year ended September 30, 2024, 2023, and 2022 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2021	$879
Credit loss provision	(431)
Write-offs, net of recoveries	18
Foreign exchange impact on ending balance	(95)
Balance as of September 30, 2022	$371
Credit loss provision	3,626
Foreign exchange impact on ending balance	134
Balance as of September 30, 2023	$4,131
Credit loss provision	3,545
Write-offs, net of recoveries	(6,073)
Foreign exchange impact on ending balance	11
Balance as of September 30, 2024	$1,614

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

Uncertain Tax Positions

We operate in multiple jurisdictions through wholly owned subsidiaries and our global structure is complex. The estimates of our uncertain tax positions involve judgments and assessment of the potential tax implications related to legal entity restructuring, intercompany transfers and acquisitions or divestitures. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our tax positions are subject to audit by taxing authorities across multiple global jurisdictions and the resolution of such audits may span multiple years. Tax laws are complex and often subject to varied interpretations, accordingly, the ultimate outcome with respect to taxes we may owe may differ from the amounts recognized.

(m) Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Equity, consists of the following (dollars in thousands):

	September 30,
	2024	2023
Foreign currency translation adjustments	$(25,932)	$(28,275)
Net unrealized (losses) gains on post-retirement benefits	(11)	528
Net unrealized gains (losses) on available-for-sale securities	31	(219)
Accumulated other comprehensive loss	$(25,912)	$(27,966)

No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.

(n) Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 21.4% of our Accounts receivable, net balance at September 30, 2024. Two customers accounted for 10.8% and 10.1% of our Accounts receivable, net balance at September 30, 2023.

(o) Foreign Currency Translation

The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in Accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within Other income (expense), net. Foreign currency transaction (gains) losses for the fiscal years ended September 30, 2024, 2023 and 2022 were ($1.8) million, $2.3 million, and $0.1 million, respectively.

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

Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2024 and 2023. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2024 and 2023.

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

(s) Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares, giving effect to potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of restricted stock units, contingently issuable shares, and potential issuance of stock upon conversion of our Notes, as more fully described in Note 17. The dilutive effect of the Notes is reflected in net loss per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the “if-converted” method for diluted net loss per share, we would assume conversion of the Notes at the respective ratio as further described in Note 17. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

(t) Recently Adopted Accounting Standards

None.

(u) Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective dates. Unless otherwise discussed, such pronouncements will not have a significant impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 applies to entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. A public entity should apply ASU 2023-07 retrospectively to all prior periods presented in the financial statements, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and disclosures.

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

(c) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Revenues:
United States	$139,441	$87,120	$100,564
Other Americas	623	244	99
Germany	94,050	87,211	74,550
Other Europe, Middle East and Africa	18,018	15,603	15,579
Japan	42,466	40,122	74,480
Other Asia-Pacific	36,906	64,175	62,619
Total net revenues	$331,504	$294,475	$327,891

Revenues relating to one customer accounted for $84.2 million, or 25.4% of revenue for the fiscal year ended September 30, 2024.

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

(d) Contract Acquisition Costs

Capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of September 30, 2024 and 2023, we had $7.1 million and $8.0 million of contract acquisition costs. We had amortization expense of $3.8 million, $3.8 million and $2.5 million related to these costs during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $8.9 million, $9.9 million and $10.2 million related to these costs during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. There was no impairment related to contract costs capitalized.

(f) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our Consolidated Balance Sheets at their net estimated realizable value. Accounts receivable, net as of September 30, 2024, 2023, and 2022 were $62.8 million, $61.3 million, and $45.1 million. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.

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

Contract assets
Balance as of September 30, 2022	$76,292
Revenues recognized but not billed	43,749
Amounts reclassified to accounts receivable, net	(65,931)
Foreign exchange impact on ending balance	2,598
Balance as of September 30, 2023	$56,708
Revenues recognized but not billed	33,037
Amounts reclassified to accounts receivable, net	(63,073)
Write-off of contract assets	(5,995)
Foreign exchange impact on ending balance	1,542
Balance as of September 30, 2024	$22,219

During the fiscal year ended September 30, 2024, we recorded a $6.1 million provision relating to the bankruptcy of one fitness equipment manufacturer, of which $6.0 million relates to a contract asset and $0.1 million relates to a trade receivable.

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2022	$238,634
Amounts billed but not recognized	79,114
Revenue recognized	(99,888)
Foreign exchange impact on ending balance	4,739
Balance as of September 30, 2023	$222,599
Amounts billed but not recognized	109,201
Revenue recognized	(169,970)
Foreign exchange impact on ending balance	5,346
Balance as of September 30, 2024	$167,176

(g) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2024 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$81,613	$91,134	$32,763	$205,510

The table above includes fixed remaining performance obligations and does not include contingent usage-based activities, such as royalties and usage-based connected services. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. There was no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. We provided services to a separate customer, who in turn provided services to our legacy customer. Our customer terminated services on October 31, 2023. There was no cash flow associated with this contract. The effect of this termination was to accelerate $9.9 million of deferred revenue into the first quarter of fiscal year 2024.

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

The dilutive effect of the Notes (as defined in Note 17) is reflected in net loss per share by application of the “if-converted” method. The “if-converted” method is only assumed in periods where such application would be dilutive. In applying the

“if-converted” method for diluted net loss per share, we would assume conversion of the Notes at the respective conversion ratio as further described in Note 17. Assumed converted shares of our common stock are weighted for the period the Notes were outstanding.

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	September 30,
in thousands, except per share data	2024	2023	2022
Numerator:
Net loss	$(588,078)	$(56,254)	$(310,826)

Denominator:
Weighted average common shares outstanding - basic and diluted	41,642	40,215	39,187

Net loss per common share:
Basic	$(14.12)	$(1.40)	$(7.93)
Diluted	$(14.12)	$(1.40)	$(7.93)

We exclude weighted-average potentially issuable shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the fiscal years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
in thousands	2024	2023	2022
Restricted stock awards	-	273	227
Contingently issuable stock awards	232	150	8
Conversion option of our Notes	7,495	5,402	4,677

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $77,785 at cost (a)	$77,785	$77,785	$-
Level 2:
Government securities $3,940 at cost (b)	3,950	-	3,950
Time deposits, $3,700 at cost (a)	3,700	3,700	-
Corporate bonds, $4,984 at cost (b)	5,005	-	5,005
Convertible debt, $2,000 at cost (c)	3,099	-	-
Total assets	$93,539	$81,485	$8,955

	September 30, 2023
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $66,349 at cost (a)	$66,349	$66,349	$-
Government securities $4,421 at cost (b)	4,375	-	4,375
Level 2:
Government securities $5,046 at cost (b)	5,000	-	5,000
Time deposits, $8,536 at cost (a)	8,536	8,536	-
Commercial paper, $496 at cost (b)	496	-	496
Corporate bonds, $10,073 at cost (b)	9,947	-	9,947
Debt securities, $2,000 at cost (c)	2,847	-	-
Total assets	$97,550	$74,885	$19,818

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

During the fiscal years ended September 30, 2024, 2023, and 2022, we recorded unrealized gains (losses) related to our marketable securities of $0.3 million, $0.2 million, and ($0.4) million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2024 and 2023, the estimated fair value of our Notes was $184.8 million and $257.4 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 17) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

We measure certain assets at fair value on a non-recurring basis, primarily goodwill, intangible assets, and long-lived assets. These assets were initially measured and recognized at amounts equal to the fair value determined as of the date of acquisition or purchase and are subject to changes in value only for foreign currency translation and impairment. See Note 2 - Summary of Significant Accounting Policies for additional information on impairment assessments and related Level 3 inputs for goodwill, indefinite-lived intangible assets and long-lived assets.

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

Investments without readily determinable fair values were $2.6 million as of September 30, 2024 and 2023, respectively. These investments are included within Other assets on the Consolidated Balance Sheets. Impairment related to investments without readily determinable fair values was $0.5 million during the fiscal year ended September 30, 2023. No impairment was recorded for the fiscal years ended September 2024 and 2022.
6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of September 30, 2024 and 2023, the total notional amount of forward contracts was $59.1 million and $98.0 million, respectively. As of September 30, 2024 and 2023, the weighted-average remaining maturity of these instruments was approximately 9.9 and 11.6 months, respectively.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2024 and 2023 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	September 30, 2024	September 30, 2023
Foreign currency forward contracts	Prepaid expenses and other current assets	$65	$477
Foreign currency forward contracts	Other assets	68	256
Foreign currency forward contracts	Accrued expenses and other current liabilities	691	1,613
Foreign currency forward contracts	Other liabilities	163	460

The following tables display a summary of the (loss) income related to foreign currency forward contracts within the Consolidated Statements of Operations for the fiscal years ended September 30, 2024, 2023 and 2022 (dollars in thousand):

		(Loss) income recognized in earnings
		Year Ended September 30,
Derivatives not designated as hedges	Classification	2024	2023	2022
Foreign currency forward contracts	Other income (expense), net	$(1,062)	$(2,492)	$860

7. Goodwill and Intangible Assets

(a) Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2024 and 2023 were as follows (dollars in thousands):

Total
Balance as of September 30, 2022	$890,802
Effect of foreign currency translation	9,540
Balance as of September 30, 2023	900,342
Goodwill impairment	(609,172)
Effect of foreign currency translation	5,688
Balance as of September 30, 2024	$296,858

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,659	$(106,953)	$1,706	0.5
Technology and patents	90,042	(90,042)	-	-
Total	$198,701	$(196,995)	$1,706

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,713	$(102,942)	$3,771	1.5
Technology and patents	89,431	(89,327)	104	0.2
Total	$196,144	$(192,269)	$3,875

Amortization expense for acquired technology and patents is included in the cost of revenue in the accompanying Consolidated Statements of Operations and amounted to $0.1 million, $0.4 million, and $3.0 million for the fiscal years ended September 30, 2024, 2023, and 2022, respectively. Amortization expense for customer relationships is included in operating expenses and amounted to $2.2 million, $5.9 million, and $11.5 million in the fiscal years ended September 30, 2024, 2023, and 2022, respectively. Estimated amortization for the remaining life of our intangible assets as of September 30, 2024, is as follows (dollars in thousands):

Year Ending September 30,	Cost of Revenues	Operating Expenses	Total
2025	—	1,706	1,706
Total	$—	$1,706	$1,706

8. Property and Equipment, Net

Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2024	2023
Machinery and equipment	3-5	$14,297	$12,391
Computers, software and equipment	3-5	65,748	62,151
Leasehold improvements	2-15	9,457	10,378
Furniture and fixtures	5-7	3,646	3,736
Finance leases		3,428	3,427
Construction in progress		1,090	2,296
Subtotal		97,666	94,379
Less: accumulated depreciation		(67,527)	(60,366)
Total		$30,139	$34,013

As of September 30, 2024 and 2023, the net book value of capitalized internal-use software costs was $16.9 million and $17.2 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the fiscal years ended September 30, 2024, 2023, and 2022 was $8.3 million, $9.8 million, and $9.4 million, respectively, which included amortization expense of $2.7 million, $4.0 million, and $3.7 million, respectively, for internally developed software costs.

The following table presents our property and equipment, net by geography at September 30, 2024 and 2023 (dollars in thousands):

	September 30,
	2024	2023
Long-lived assets:
United States	$23,903	$26,117
Germany	1,440	1,861
Canada	1,321	1,695
Other countries	3,475	4,340
Total long-lived assets	$30,139	$34,013

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2024	2023
Legal settlement	$30,000	$—
Compensation	18,755	24,997
Professional fees	4,015	3,386
Sales and other taxes payable	3,668	7,384
Cost of revenue related liabilities	2,864	4,326
Interest payable	1,735	1,781
Other	7,368	6,844
Total	$68,405	$48,718

The $30.0 million legal settlement relates to the settlement of the Securities Action (as defined in Note 13). The entire settlement amount is being funded by insurance proceeds for which a receivable has been recorded within Prepaid and other current assets. See Note 13 - Commitment and Contingencies for additional details.

10. Restructuring and Other Costs, Net

Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.

The following table sets forth the fiscal year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2021	$1,620	$1,881	$3,501	$1,534	$5,035
Restructuring and other costs, net	1,676	673	2,349	6,616	8,965
Non-cash adjustment	—	(708)	(708)	(4,000)	(4,708)
Cash payments	(2,021)	(188)	(2,209)	(1,873)	(4,082)
Foreign exchange impact on ending balance	2	(58)	(56)	—	(56)
Balance at September 30, 2022	1,277	1,600	2,877	2,277	5,154
Restructuring and other costs, net	7,778	460	8,238	3,679	11,917
Non-cash adjustment	—	(486)	(486)	3,300	2,814
Cash payments	(8,498)	(551)	(9,049)	(9,256)	(18,305)
Foreign exchange impact on ending balance	(8)	10	2	—	2
Balance at September 30, 2023	549	1,033	1,582	—	1,582
Restructuring and other costs, net	13,410	73	13,483	3,594	17,077
Non-cash adjustment	—	(534)	(534)	(300)	(834)
Cash payments	(10,231)	(569)	(10,800)	(2,722)	(13,522)
Foreign exchange impact on ending balance	30	(3)	27	—	27
Balance at September 30, 2024	$3,758	$—	$3,758	$572	$4,330

Fiscal Year 2024

For the fiscal year ended September 30, 2024, we recorded restructuring and other costs, net of $17.1 million, which included a $13.4 million severance charge related to the elimination of personnel, of which $8.1 million related to the Plan, $2.8 million of consulting costs relating to our transformation initiatives, and $0.8 million of other one-time charges. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.

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

The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (in months):
Operating leases	46.0	37.2
Finance leases	13.4	24.5
Weighted-average discount rate:
Operating leases	6.6%	5.3%
Finance leases	4.4%	4.4%

The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheets as of September 30, 2024 and 2023 (dollars in thousands):

	Classification	September 30, 2024	September 30, 2023
Assets
Operating lease assets	Operating lease right of use assets	$12,879	$11,961
Finance lease assets	Property and equipment, net	410	825
Total lease assets		$13,289	$12,786

Liabilities
Current
Operating	Short-term operating lease liabilities	$4,528	$5,434
Finance	Accrued expenses and other current liabilities	394	437
Noncurrent
Operating	Long-term operating lease liabilities	$8,803	$7,947
Finance	Other liabilities	53	408
Total lease liability		$13,778	$14,226

The following table presents lease expense for the fiscal years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Finance lease costs:
Amortization of right of use asset	$415	$432	$435
Interest on lease liability	22	37	50
Operating lease cost	6,226	6,489	6,788
Variable lease cost	2,550	3,120	3,492
Sublease income	(216)	(195)	(187)
Total lease cost	$8,997	$9,883	$10,578

For the fiscal years ended September 30, 2024, 2023 and 2022 cash payments related to operating leases were $6.6 million, $6.6 million and $6.7 million, respectively. For the fiscal years ended September 30, 2024, 2023 and 2022, cash payments related to financing leases were $0.4 million, $0.4 million and $0.5 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the fiscal years ended September 30, 2024, 2023 and 2022 right of use assets obtained in exchange for lease obligations were $5.8 million, $2.9 million and $7.5 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2024 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2025	5,282	401	5,683
2026	3,222	53	3,275
2027	2,809	—	2,809
2028	2,146	—	2,146
2029	1,389	—	1,389
Thereafter	429	—	429
Total future minimum lease payments	$15,277	$454	$15,731
Less effects of discounting	(1,946)	(7)	(1,953)
Total lease liabilities	$13,331	$447	$13,778
Reported as of September 30, 2024
Short-term lease liabilities	$4,528	$394	$4,922
Long-term lease liabilities	8,803	53	8,856
Total lease liabilities	$13,331	$447	$13,778

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

On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan (“ESPP”). The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) three percent (3%) of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year. Awards issued under the Plan may not have a term greater than ten years from the date of grant. On March 4, 2024, we registered the issuance of 600,000 shares of Common Stock, reserved for issuance under the Cerence Inc. 2024 Inducement Plan. On October 6, 2024, we adopted Amendment No. 1 to the Cerence Inc. 2024 Inducement Plan, which increased the number of authorized shares of our Common Stock available for issuance under the 2024 Inducement Plan from 600,000 to 3,000,000.

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

In fiscal years ended September 30, 2024, 2023 and 2022, we withheld payroll taxes totaling $9.9 million, $4.9 million and $49.0 million, respectively, related to the vesting of Restricted Awards.

Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2023	2,372,145	1,145,550	3,517,695	$32.52
Granted	2,289,140	454,718	2,743,858	$17.10
Vested	(1,266,750)	(63,998)	(1,330,748)	$35.89
Forfeited	(807,149)	(416,833)	(1,223,982)	$26.14
Non-vested at September 30, 2024	2,587,386	1,119,437	3,706,823	$23.51
Expected to vest			3,706,823	$23.51	0.87	$11,639

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

The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	5.33%	3.95%	0.41%
Expected volatility	50.45%	65.71%	69.58%
Expected life (in years)	0.50	0.50	0.50
Weighted-average fair value of shares issued (per share)	$6.69	$9.73	$27.54

The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal years ended September 30, 2024, 2023 and 2022:

	Year Ended September 30,
	2024	2023	2022
Shares issued under the ESPP	171,753	88,625	80,417
Average price of shares issued	$7.93	$20.58	$28.18

Stock-based Compensation

During the fiscal years ended September 30, 2024, 2023 and 2022, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.

The amounts included in the Consolidated Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Cost of connected services	$288	$445	$499
Cost of professional services	2,345	3,258	3,267
Research and development	10,449	17,167	10,196
Sales and marketing	2,199	3,454	3,569
General and administrative	8,392	16,442	6,545
Restructuring and other costs, net	—	—	4,000
Total	$23,673	$40,766	$28,076

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

13. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2024, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers’ Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. On August 14, 2024, the parties conducted a mediation and thereafter the parties agreed to settle the matter for $30.0 million, subject to court approval. On September 18, 2024, the Court granted preliminary approval of the settlement and scheduled a final settlement approval hearing on December 16, 2024. The entire settlement amount is being funded by insurance proceeds. As of September 30, 2024, we have recorded a $30.0 million receivable related to the insurance proceeds within Prepaid and other current assets and a $30.0 million liability related to the settlement within Accrued expenses and other current liabilities.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and former CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter, and on June 7, 2024, plaintiffs opposed the motion to dismiss. The parties are awaiting the court’s decision on the motion to dismiss.

Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have been also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On June 26, 2024, the court stayed the Fleming action pending the outcome of mediation. On August 12, 2024, the court stayed the Goncalves action pending the outcome of mediation.

Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, derivative standing and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from these derivative actions.

A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action

On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence has filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court. Cerence’s answers in the Federal Court and Circuit Court were due on July 15 and July 18, 2024, respectively, which the Company filed on such dates. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.

On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four Cerence patents. In its responsive pleading on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung seeks damages, including trebled damages, and its costs and fees. Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement on September 4, 2024. Trial is scheduled to begin in January 2026. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

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

As of September 30, 2024, our letters of credit in connection with security deposits for facility leases totaled $0.6 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2025 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.

14. Pension and Other Post-Retirement Benefits

Defined Contribution Plans

We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.5 million, $0.5 million, and $0.5 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.

Defined Benefit Pension Plans

We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.

The total defined benefit plan pension expenses incurred for these plans were $0.3 million, $0.5 million, and $0.5 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2024 was $12.2 million and $6.2 million, as of September 30, 2023 was $11.8 million and $5.5 million, and as of September 30, 2022 was $10.4 million and $4.9 million, respectively.

For the fiscal year ended September 30, 2024, we recognized a curtailment and settlement benefit of $0.4 million related to restructuring programs.

For the fiscal years ended September 30, 2024, 2023 and 2022, charges for contributions to defined benefit pension plans were not material to the Consolidated Statements of Operations.

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

16. Income Taxes

Provision for income taxes

The components of loss before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Domestic	$(524,632)	$(24,524)	$(168,452)
Foreign	(59,978)	(11,865)	(30,299)
Loss before income taxes	$(584,610)	$(36,389)	$(198,751)

The components of provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Current:
Federal	$(561)	$611	$12
State	32	38	15
Foreign	8,655	11,619	14,761
Total current	$8,126	$12,268	$14,788
Deferred:
Federal	(4,596)	7,941	(6,823)
State	219	(1,164)	218
Foreign	(281)	820	103,892
Total deferred	(4,658)	7,597	97,287
Provision for income taxes	$3,468	$19,865	$112,075
Effective income tax rate	(0.6)%	(54.6)%	(56.4)%

The provision for income taxes differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Federal tax provision at statutory rate	$(122,768)	$(7,633)	$(41,738)
State tax, net of federal benefit	199	(890)	185
Foreign tax rate and other foreign related tax items	3,230	3,203	920
Uncertain tax positions	1,681	4,202	25
Stock-based compensation	1,953	4,734	(15,020)
Global intangible low-taxed income	(1,601)	7,464	(554)
Goodwill impairment	114,863	—	39,933
Change in valuation allowance	(1,763)	27,101	128,034
Executive compensation	183	991	885
Non-deductible expenditures	835	211	210
R&D credits	(1,531)	(588)	(805)
Intangible property transfers	—	(18,930)	—
Capital losses	8,187	—	—
Provision for income taxes	$3,468	$19,865	$112,075

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

Our effective tax rate for the fiscal year 2024 differed from the U.S. federal statutory rate of 21.0%, primarily due to impairment of book goodwill, the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings.

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

As of September 30, 2024, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2024, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2024 and 2023 (dollars in thousands):

	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$40,155	$31,026
Capital loss carryforwards	—	8,187
Federal credit carryforwards	7,380	4,487
Accrued expenses and other reserves	3,119	4,620
Deferred revenue	37,508	52,513
Acquired intangibles	110,844	104,634
Interest limitations carryforward	9,456	10,997
Operating lease liabilities	3,714	4,493
Depreciation	25,394	13,152
Deferred compensation	1,028	1,851
Pension obligation	462	852
Other	3,873	4,148
Total deferred tax assets	$242,933	$240,960
Valuation allowance for deferred tax assets	(167,314)	(162,966)
Deferred tax assets	$75,619	$77,994
Deferred tax liabilities:
Depreciation	$(5,006)	$(5,697)
Acquired intangibles	(6,889)	(11,707)
Convertible debt	—	—
Operating lease right of use assets	(3,557)	(3,896)
Deferred costs	(7,691)	(8,489)
Other	(1,656)	(2,166)
Total deferred tax liabilities	(24,799)	(31,955)
Net deferred tax assets	$50,820	$46,039

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We regularly assess the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence. During the third quarter of fiscal year 2022, we established a valuation allowance of $107.6 million against our deferred tax assets in a foreign jurisdiction, which consists of tax amortizable intellectual property and net operating loss carryforwards. We will continue to maintain a valuation allowance against these deferred tax assets until we believe it is more likely than not that they will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made. As of September 30, 2024, we have $167.3 million in valuation allowance against our net foreign deferred tax assets. As of September 30, 2023, we have $154.8 million and $8.2 million against our net foreign and domestic deferred tax assets, respectively.

The remaining deferred tax assets after valuation allowances are primarily domestic. Based on the level of historical taxable income and projections for future taxable income over the periods for which these deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of the domestic deductible differences.

As of September 30, 2024, we have immaterial U.S. federal net operating loss (“NOL”) carryforwards, we have state NOL carryforwards of $9.8 million, and foreign NOL carryforwards of $433.6 million, before uncertain tax positions of $270.2 million. As of September 30, 2023, we have immaterial U.S. federal net operating loss (“NOL”) carryforwards, state NOL carryforwards of $8.4 million, and foreign NOL carryforwards of $385.8 million, before uncertain tax positions of $256.0 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period. As of September 30, 2024 and 2023, unlimited federal NOLs are immaterial and immaterial, respectively, and unlimited Netherlands NOLs are $360.7 million and $350.5 million, respectively.

As of September 30, 2024, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $7.0 million, before uncertain tax positions of $5.2 million, state research and development credits of $0.3 million, and foreign research and development credits of $7.2 million. As of September 30, 2023, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $7.6 million, before uncertain tax positions of $7.4 million, state research and development credits of $0.3 million, and foreign research and development credits of $5.5 million. These carryforwards will expire at various dates beginning in 2025 and extending up to 2041.

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

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2024	2023
Balance at the beginning of the year	$85,172	$76,590
Beginning balance adjustment	4,018	4,977
Increases related to tax positions taken from prior periods	216	—
Decreases related to tax positions taken from prior periods	(2,272)	(1,476)
Increases related to tax positions taken during current period	484	5,382
Decreases for tax settlements and lapse in statutes	(218)	(301)
Balance at the end of the year	$87,400	$85,172

As of September 30, 2024 and 2023, beginning balance adjustments include cumulative translation adjustments of $4.0 million and $5.0 million, respectively.

As of September 30, 2024, $87.4 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest related to uncertain tax positions in our provision for (benefit from) income taxes of $1.3 million, $0.6 million and ($0.3) million during fiscal years 2024, 2023 and 2022 respectively. We recorded interest of $5.6 million and $4.2 million as of September 30, 2024 and 2023, respectively.

We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2016 through 2023 tax years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.

17. Long-Term Debt

Long-term debt consisted of the following (in thousands):

September 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(406)	$87,094
2025 Modified Notes	7/1/2028	1.50%	8.55%	87,500	(2,777)	(10,602)	74,121
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,809)	120,691
Total debt				$297,500	$(2,777)	$(12,817)	281,906
Less: current portion of long-term debt							(87,094)
Total long-term debt							$194,812

September 30, 2023
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(992)	$86,508
2025 Modified Notes	7/1/2028	1.50%	8.75%	87,500	(3,796)	(14,490)	69,214
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(2,271)	120,229
Total debt				$297,500	$(3,796)	$(17,753)	275,951
Less: current portion of long-term debt							—
Total long-term debt							$275,951

The following table summarizes the maturities of our borrowing obligations as of September 30, 2024 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2025	$—	$87,500	$87,500
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
2029	—	—	-
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$175,000	$297,500
Less: unamortized discount and issuance costs	(1,809)	(13,785)	(15,594)
Less: current portion of long-term debt	—	(87,094)	(87,094)
Total long-term debt	$120,691	$74,121	$194,812

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

The 2028 Indenture contains customary terms and covenants, including that upon certain events of default occurring, including related to the Senior Credit Facilities, and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2028 Notes then outstanding may declare the entire principal amount of all the 2028 Notes plus accrued special interest, if any, to be immediately due and payable.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2024, the carrying amount of the 2025 Modified Notes was $161.2 million, net of unamortized costs of $13.8 million.

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

We accounted for $122.5 million of the 2028 Notes that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2024, the carrying amount of the 2028 Notes was $120.7 million and unamortized issuance costs of $1.8 million. As of September 30, 2024, the 2028 Notes were not convertible. As of September 30, 2024 and September 30, 2023, the if-converted value of the 2028 Notes was $113.0 million and $61.2 million, respectively, less than its principal amount.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year, at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of September 30, 2024 and 2023, the if-converted value of the 2025 Modified Notes was $160.9 million and $83.6 million, respectively, less than its principal amount.

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

The indenture governing the 2025 Notes contains customary terms and covenants, including that upon certain events of default occurring, including related to the Senior Credit Facilities, and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2025 Notes then outstanding may declare the entire principal amount of all the 2025 Notes plus accrued special interest, if any, to be immediately due and payable.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the fiscal years ended September 30, 2024, 2023 and 2022 was as follows (dollars in thousands):

	Year Ended September 30,
	2024	2023	2022
Contractual interest expense	$5,776	$5,383	$5,246
Amortization of debt discount	1,019	258	3,755
Amortization of issuance costs	4,936	2,119	944
Total interest expense related to the Notes	$11,731	$7,760	$9,945

The conditional conversion feature of the Notes was not triggered during the fiscal year ended September 30, 2024. As of September 30, 2024, the Notes were not convertible. As of the date of this report, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of September 30, 2024 and September 30, 2023, there were no amounts outstanding under the Revolver Facility.

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

On December 17, 2020, we entered into Amendment No. 1 to the Credit Agreement. Amendment No. 1 extended the scheduled maturity date of the revolving credit and term facilities from June 12, 2024 to April 1, 2025.

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

On November 22, 2022, we entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 modified certain financial covenants between the fiscal quarter ended March 31, 2023 to the fiscal quarter ended December 31, 2023. During the covenant adjustment period, each tested quarterly, we are required to maintain (1) a net secured leveraged ratio of not greater than 4.25 to 1.00; (2) minimum liquidity of at least $125 million; and (3) aggregate capital expenditures less than $7.5 million. The net total leverage ratio will be waived during the covenant adjustment period. At the conclusion of the covenant adjustment period, the original financial covenants will resume. As of September 30, 2024 and 2023, we were in compliance with all Credit Agreement covenants.

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

Amendment No. 3 also modified the maturity date for the Revolving Facility. The Revolving Facility matures on April 1, 2026, provided that if on any date during the period commencing on the date which is 91 days prior to the maturity date of our 2025 Notes and any indebtedness incurred to refinance such notes that matures on or prior to July 1, 2026, and ending on July 1, 2026, the maturity date of such Early Maturity Debt has not been extended to a date after July 1, 2026 and we do not hold in a segregated deposit account an amount of cash sufficient to repay and discharge the principal amount of the Early Maturity Debt at maturity, then the Revolving Facility shall mature on the date that is 91 days prior to the maturity date of the Early Maturity Debt.

Total interest expense relating to the Senior Credit Facilities for the fiscal year ended September 30, 2024, 2023 and 2022 was $0.4 million, $6.7 million, $4.3 million, respectively, reflecting the coupon and accretion of the discount.

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

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2024, our internal control over financial reporting was effective based on those criteria.

The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2024 issued by BDO USA, P.C., an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting. There were no material changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three-month period ending September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on October 2, 2019. Our Code of Business Conduct and Ethics can be found at our website: www.cerence.com. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, Cerence Inc., 25 Mall Road, Suite 416, Burlington, MA 01803.

To date, there have been no waivers under our Code of Business Conduct and Ethics. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.cerence.com.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other designated persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this report. The Company does not currently have a stock repurchase program.

The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

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
(3)
Exhibits — See Item 15(b) of this Report below.
(b)
Exhibits.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities		10-K	001-39030	4.3	November 29, 2023
4.4	Indenture, dated as of June 26, 2023, by and between Cerence Inc. and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-39030	4.1	June 26, 2023
4.5	Form of Global Note, representing Cerence Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 26. 2023
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019
10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.5	October 2, 2019
10.6†	Cerence 2019 Equity Incentive Plan		S-8	333-234040	4.3	October 2, 2019
10.7†	Cerence 2019 Employee Stock Purchase Plan		S-8	333-234040	4.6	October 2, 2019
10.8†	Form of Change of Control and Severance Agreement - NEO		10-K	001-39030	10.14	December 19, 2020
10.9	Form of Indemnification Agreement		10-Q	001-39030	10.4	May 10, 2024
10.10†	Restricted Stock Unit Award Agreement		10-K	001-39030	10.13	November 19, 2020
10.11†	Performance-Based Restricted Stock Unit Award Agreement		10-K	001-39030	10.14	November 19, 2020
10.12	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	June 17, 2020
10.13	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.2	June 17, 2020
10.14	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.		8-K	001-39030	10.3	June 17, 2020
10.15†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan		10-K	001-39030	10.18	November 19, 2020

10.16	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		8-K	001-39030	10.1	December 21, 2020
10.17†	Offer Letter, dated December 14, 2021, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	December 15, 2021
10.18†	Offer Letter, dated May 4, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.1	August 9, 2022
10.19†	Change of Control and Severance Agreement, effective as of May 5, 2022, by and between Cerence Inc. and Thomas Beaudoin		10-Q	001-39030	10.2	August 9, 2022
10.20†	Change of Control Equity Acceleration Agreement, effective as of June 19, 2022, by and between Cerence Inc. and Stefan Ortmanns		8-K	001-39030	10.1	June 24, 2022
10.21†	Change of Control and Severance Agreement, effective as of June 21, 2022, by and between Cerence GmbH and Stefan Ortmanns		8-K	001-39030	10.2	June 24, 2022
10.22	Amendment No. 2 to Credit Agreement, dated as of June 12, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent		10-K	001-39030	10.31	November 29, 2022
10.23†	Offer Letter, dated April 21, 2023, by and between Cerence Inc. and Iqbal Arshad		10-K	001-39030	10.24	November 29, 2023
10.24†	Change of Control and Severance Agreement, effective as of April 28,2023, by and between Cerence Inc. and Iqbal Arshad		10-K	001-39030	10.25	November 29, 2023
10.25†	Transitional Service and Advisory Agreement by and between Cerence Inc. and Prateek Kathpal		10-Q	001-39030	10.1	May 9, 2023
10.26†	2024 Inducement Plan and form of award agreement thereunder.		8-K	001-39030	10.1	March 4, 2024
10.27†	Offer Letter, dated February 27, 2024, by and between Cerence Inc. and Daniel Tempesta.		10-Q	001-39030	10.1	May 10, 2024
10.28†	Change of Control and Severance Agreement, effective as of March 18, 2024, by and between Cerence Inc. and Daniel Tempesta.		10-Q	001-39030	10.2	May 10, 2024
10.29**	Amendment No. 3, dated as of April 12, 2024, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.		8-K	001-39030	10.1	April 15, 2024
10.30†**	Promotion Offer Letter, dated June 7, 2024, by and between Cerence Inc. and Jennifer Salinas		10-Q	001-39030	10.2	August 9, 2024
10.31†	Offer Letter by and between the Company and Brian Krzanich		8-K	001-39030	10.1	October 6, 2024
10.32†	Change of Control and Severance Agreement, dated October 7, 2024, by and between the Company and Brian Krzanich		8-K	001-39030	10.2	October 6, 2024
10.33†	Amendment No. 1 to Cerence Inc. 2024 Inducement Plan		8-K	001-39030	10.3	October 6, 2024
10.34†	Promotion Offer Letter, dated August 16, 2024, by and between Cerence Inc. and Nils Schanz	X
10.35†	Retention Bonus Agreement, dated August 17, 2024, by and between Cerence Inc. and Nils Schanz	X
19.1	Cerence Insider Trading Policy - Global	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (including in signature pages hereto)	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

†	Management contract or compensatory plan or arrangement
*	Furnished herewith.
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

CERENCE INC.

Date: November 25, 2024	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Brian Krzanich and Tony Rodriquez, acting singly, his true and lawful agent, proxy and attorneys-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brian Krzanich	Chief Executive Officer and Director	November 25, 2024
Brian Krzanich	(Principal Executive Officer)

/s/ Tony Rodriquez	Interim Chief Financial Officer	November 25, 2024
Tony Rodriquez	(Principal Financial Officer)

/s/ Katherine Roman	Vice President, Corporate Controller	November 25, 2024
Katherine Roman	(Principal Accounting Officer)

/s/ Arun Sarin	Chairman of the Board	November 25, 2024
Arun Sarin

/s/ Thomas L. Beaudoin	Director	November 25, 2024
Thomas L. Beaudoin

/s/ Marianne Budnik	Director	November 25, 2024
Marianne Budnik

/s/ Sanjay Jha	Director	November 25, 2024
Sanjay Jha

/s/ Kristi Ann Matus	Director	November 25, 2024
Kristi Ann Matus

/s/ Alfred Nietzel	Director	November 25, 2024
Alfred Nietzel

/s/ Marcy Klevorn	Director	November 25, 2024
Marcy Klevorn

/s/ Doug Davis	Director	November 25, 2024
Doug Davis