Form 10-Q
period 2024-12-31
Cerence Inc.
filed 2025-02-06
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 30, 2025, the registrant had 43,198,993 shares of common stock, $0.01 par value per share, outstanding.

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
•
adverse conditions in the automotive industry or the global economy more generally, including the continuation of the semiconductor shortage being experienced by the automotive industry, consumer spending and preferences, changes in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements and the ongoing conflicts in Ukraine and the Middle East;
•
automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•
the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants, and other public health events;
•
our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (“LLMs”);
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
•
restrictions on our current and future operations under the terms of our debt, the use of cash to service our debt, and our inability to generate sufficient cash from our operations; and
•
certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors.” These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2024	2023
Revenues:
License	$22,725	$20,823
Connected services	13,707	96,820
Professional services	14,464	20,692
Total revenues	50,896	138,335
Cost of revenues:
License	1,782	1,604
Connected services	6,311	7,303
Professional services	9,731	17,325
Amortization of intangible assets	—	103
Total cost of revenues	17,824	26,335
Gross profit	33,072	112,000
Operating expenses:
Research and development	20,869	33,306
Sales and marketing	4,766	6,071
General and administrative	12,754	12,793
Amortization of intangible assets	554	545
Restructuring and other costs, net	11,062	705
Total operating expenses	50,005	53,420
(Loss) income from operations	(16,933)	58,580
Interest income	1,437	1,432
Interest expense	(3,393)	(3,236)
Other income, net	272	1,422
(Loss) income before income taxes	(18,617)	58,198
Provision for income taxes	5,671	34,341
Net (loss) income	$(24,288)	$23,857
Net (loss) income per share:
Basic	$(0.57)	$0.58
Diluted	$(0.57)	$0.53
Weighted-average common share outstanding:
Basic	42,897	41,186
Diluted	42,897	49,255

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2024	2023

Net (loss) income	$(24,288)	$23,857
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,849)	4,280
Pension adjustments, net	(3)	27
Net unrealized (loss) gains on available-for-sale securities	(21)	163
Total other comprehensive (loss) income	(3,873)	4,470
Comprehensive (loss) income	$(28,161)	$28,327

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,103	$121,485
Marketable securities	3,889	5,502
Accounts receivable, net of allowances of $53 and $1,613	47,671	62,755
Deferred costs	4,739	5,286
Prepaid expenses and other current assets	39,670	70,481
Total current assets	200,072	265,509
Long-term marketable securities	2,552	3,453
Property and equipment, net	29,371	30,139
Deferred costs	15,539	18,051
Operating lease right of use assets	13,156	12,879
Goodwill	288,886	296,858
Intangible assets, net	1,059	1,706
Deferred tax assets	46,035	51,398
Other assets	20,858	22,365
Total assets	$617,528	$702,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,609	$3,959
Deferred revenue	47,626	52,822
Short-term operating lease liabilities	3,828	4,528
Short-term debt	59,954	87,094
Accrued expenses and other current liabilities	32,967	68,405
Total current liabilities	151,984	216,808
Long-term debt	196,208	194,812
Deferred revenue, net of current portion	113,444	114,354
Long-term operating lease liabilities	10,071	8,803
Other liabilities	25,119	26,484
Total liabilities	496,826	561,261
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 42,988 and 41,924 shares issued and outstanding, respectively	430	419
Accumulated other comprehensive loss	(29,785)	(25,912)
Additional paid-in capital	1,096,085	1,088,330
Accumulated deficit	(946,028)	(921,740)
Total stockholders' equity	120,702	141,097
Total liabilities and stockholders' equity	$617,528	$702,358

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended December 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	$419	$1,088,330	$(921,740)	$(25,912)	$141,097
Net loss	-	-	-	(24,288)	-	(24,288)
Other comprehensive loss	-	-	-	-	(3,873)	(3,873)
Issuance of common stock	1,066	11	1,353	-	-	1,364
Stock withheld to cover tax withholdings requirements upon stock vesting	(2)	-	(1,369)	-	-	(1,369)
Stock-based compensation	-	-	7,771	-	-	7,771
Balance at December 31, 2024	42,988	$430	$1,096,085	$(946,028)	$(29,785)	$120,702

Three Months Ended December 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net income	-	-	-	23,857	-	23,857
Other comprehensive income	-	-	-	-	4,470	4,470
Issuance of common stock	814	8	6,193	-	-	6,201
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(6,209)	-	-	(6,209)
Stock-based compensation	-	-	7,939	-	-	7,939
Balance at December 31, 2023	41,237	$412	$1,064,022	$(309,805)	$(23,496)	$731,133

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(24,288)	$23,857
Adjustments to reconcile net (loss) income to net cash provided by (used in) operations:
Depreciation and amortization	2,445	2,686
Provision for expected credit loss reserve	207	—
Stock-based compensation	7,771	8,380
Non-cash interest expense	1,861	1,468
Gain on debt extinguishment	(327)	—
Deferred tax provision	4,927	30,298
Unrealized foreign currency transaction losses (gains)	1,997	(2,012)
Other, net	(33)	382
Changes in operating assets and liabilities:
Accounts receivable	8,800	4,933
Prepaid expenses and other assets	27,201	1,170
Deferred costs	1,859	2,589
Accounts payable	3,814	2,382
Accrued expenses and other liabilities	(33,087)	3,712
Deferred revenue	6,107	(82,660)
Net cash provided by (used in) operating activities	9,254	(2,815)
Cash flows from investing activities:
Capital expenditures	(1,360)	(931)
Sale and maturities of marketable securities	2,493	2,442
Other investing activities	(374)	(322)
Net cash provided by investing activities	759	1,189
Cash flows from financing activities:
Principal payments of short-term debt	(26,964)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(1,369)	(6,209)
Principal payment of lease liabilities arising from a finance lease	(115)	(122)
Proceeds from the issuance of common stock	1,364	6,201
Net cash used in financing activities	(27,084)	(130)
Effects of exchange rate changes on cash and cash equivalents	(311)	(662)
Net change in cash and cash equivalents	(17,382)	(2,418)
Cash and cash equivalents at beginning of period	121,485	101,154
Cash and cash equivalents at end of period	$104,103	$98,736
Supplemental information:
Cash paid for income taxes	$9	$3,104
Cash paid for interest	$3,077	$3,003

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 16.5% and 14.6% of our Accounts receivable, net balance at December 31, 2024. One customer accounted for 21.4% of our Accounts receivable, net balance at September 30, 2024.

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

The change in the allowance for credit losses for the three months ended December 31, 2024 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2024	$1,614
Credit loss provision	207
Write-offs, net of recoveries	(1,745)
Effect of foreign currency translation	(13)
Balance as of December 31, 2024	$63

During the three months ended December 31, 2024, we signed a termination agreement with an international electric vehicle maker. As a result, we wrote off a $1.7 million balance, of which $1.5 million had been previously reserved for within our allowance for credit losses.

Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of December 31, 2024 and September 30, 2024, inventory was $1.8 million and $1.0 million, respectively.

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

In March 2024, the U.S. Securities and Exchange Commission (the "SEC") adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the final rule as a result of pending legal challenges. The disclosure requirements would apply to our fiscal year beginning October 1, 2025, pending resolution of the stay. We are currently evaluating the final rule to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and may be applied either prospectively or retrospectively. We are currently evaluating this pronouncement to determine its impact on our disclosures.

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

(a) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Revenues:
United States	$9,448	$99,469
Other Americas	197	84
Germany	19,409	19,133
Other Europe, Middle East and Africa	5,543	4,775
Japan	5,957	5,623
Other Asia-Pacific	10,342	9,251
Total net revenues	$50,896	$138,335

For the three months ended December 31, 2024, revenues within China were $5.4 million, which were over 10% of revenues.

Revenues relating to three customers accounted for $7.4 million, or 14.5%, $6.2 million, or 12.2%, and $6.0 million, or 11.8%, of revenues for the three months ended December 31, 2024.

Revenues relating to one customer accounted for $78.4 million, or 56.7%, of revenues for the three months ended December 31, 2023. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance Communications Inc. (“Nuance”) through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There was no cash flow associated with this legacy contract. For the three months ended December 31, 2023, a total of $76.3 million was recognized in relation to this contract including $67.8 million of deferred revenue that was accelerated into the first quarter of fiscal year 2024.

(b) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of December 31, 2024 and September 30, 2024, we had $6.2 million and $7.1 million of contract acquisition costs, respectively. We had amortization expense of $0.6 million and $0.7 million related to these costs during the three months ended December 31, 2024 and 2023, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $2.4 million and $4.1 million related to these costs during the three months ended December 31, 2024 and 2023, respectively. There was no impairment related to contract costs capitalized. Within the first quarter of fiscal 2024, we had an acceleration of $2.0 million in expenses associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition.

(d) Trade Accounts Receivable and Contract Balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net at their net estimated realizable value. Accounts receivable, net as of September 30, 2024 and 2023 was $62.8 million and $61.3 million, respectively. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.

Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

Contract assets include unbilled amounts from long-term contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is not solely subject to the passage of time. Contract assets were $56.7 million as of September 30, 2023. The current and noncurrent portions of contract assets are included in Prepaid expenses and other current assets and Other assets, respectively. The table below shows significant changes in contract assets (dollars in thousands):

Contract assets
Balance as of September 30, 2024	$22,219
Revenues recognized but not billed	7,782
Amounts reclassified to Accounts receivable, net	(11,384)
Effect of foreign currency translation	(1,786)
Balance as of December 31, 2024	$16,831

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. Deferred revenues were $222.6 million as of September 30, 2023. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2024	$167,176
Amounts billed but not recognized	20,430
Revenue recognized	(19,215)
Effect of foreign currency translation	(7,321)
Balance as of December 31, 2024	$161,070

(e) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2024 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$72,853	$90,877	$32,139	$195,869

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

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended December 31,
in thousands, except per share data	2024	2023

Numerator:
Net (loss) income - basic	$(24,288)	$23,857
Interest on the Notes, net of tax	-	2,250
Net (loss) income - diluted	$(24,288)	$26,107

Denominator:
Weighted average common shares outstanding - basic	42,897	41,186
Dilutive effect of contingently issuable stock awards	-	574
Dilutive effect of the Notes	-	7,495
Weighted average common shares outstanding - diluted	42,897	49,255

Net (loss) income per common share:
Basic	$(0.57)	$0.58
Diluted	$(0.57)	$0.53

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31,
in thousands	2024	2023
Contingently issuable stock awards	121	-
Conversion option of our Notes	7,431	-

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $51,119 at cost (a)	$51,119	$51,119	$-
Level 2:
Government securities, $2,435 at cost (b)	2,439	-	2,439
Time deposits, $4,440 at cost (a)	4,440	4,440	-
Corporate bonds, $3,997 at cost (b)	4,002	-	4,002
Debt securities, $2,000 at cost (c)	3,166	-	-
Total assets	$65,166	$55,559	$6,441

	September 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $77,785 at cost (a)	$77,785	$77,785	$-
Level 2:
Government securities, $3,940 at cost (b)	3,950	-	3,950
Time deposits, $3,700 at cost (a)	3,700	3,700	-
Corporate bonds, $4,984 at cost (b)	5,005	-	5,005
Debt securities, $2,000 at cost (c)	3,099	-	-
Total assets	$93,539	$81,485	$8,955

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

During the three months ended December 31, 2024 and 2023, unrealized (losses) gains related to our marketable securities were immaterial and $0.2 million, respectively, within Accumulated other comprehensive loss.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2024 and September 30, 2024, the estimated fair value of our Notes was $199.0 million and $184.8 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.

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

Investments without readily determinable fair values were $2.6 million as of December 31, 2024 and September 30, 2024. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three months ended December 31, 2024 and 2023.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to two years. As of December 31, 2024 and September 30, 2024, the total notional amount of forward contracts was $43.2 million and $59.1 million, respectively. As of December 31, 2024 and September 30, 2024, the weighted-average remaining maturity of these instruments was approximately 9.0 and 9.9 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2024 and September 30, 2024 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2024	September 30, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$551	$65
Foreign currency forward contracts	Other assets	225	68
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,097	691
Foreign currency forward contracts	Other liabilities	138	163

The following tables display a summary of the loss related to foreign currency forward contracts for the three months ended December 31, 2024 and 2023 (dollars in thousands):

		Loss recognized in earnings
		Three Months Ended December 31,
Derivatives not designated as hedges	Classification	2024	2023
Foreign currency forward contracts	Other income, net	$(104)	$(329)

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

The changes in the carrying amount of goodwill for the three months ended December 31, 2024 are as follows (dollars in thousands):

Total
Balance as of September 30, 2024	$296,858
Effect of foreign currency translation	(7,972)
Balance as of December 31, 2024	$288,886

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$106,043	$(104,984)	$1,059	0.2
Technology and patents	89,013	(89,013)	-	-
Total	$195,056	$(193,997)	$1,059

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,659	$(106,953)	$1,706	0.5
Technology and patents	90,042	(90,042)	-	-
Total	$198,701	$(196,995)	$1,706

Amortization expense related to intangible assets in the aggregate was $0.6 million and $0.6 million for the three months ended December 31, 2024 and 2023, respectively. We expect amortization of intangible assets to be approximately $1.1 million for the remainder of fiscal year 2025.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Weighted-average remaining lease term (in months):
Operating leases	47.9	46.0
Finance leases	10.2	13.4
Weighted-average discount rate:
Operating leases	6.8%	6.6%
Finance leases	4.4%	4.4%

The following table presents lease expense for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Finance lease costs:
Amortization of right of use asset	$96	$108
Interest on lease liability	3	7
Operating lease cost	1,410	1,628
Variable lease cost	455	764
Sublease income	(43)	(60)
Total lease cost	$1,921	$2,447

For the three months ended December 31, 2024 and 2023, cash payments related to operating leases were $1.3 million and $1.7 million, respectively. For the three months ended December 31, 2024 and 2023, cash payments related to finance leases were $0.1 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended December 31, 2024 and 2023, right of use assets obtained in exchange for lease obligations were $2.0 million and $1.5 million, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of December 31, 2024 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2025	$3,702	$259	$3,961
2026	3,698	53	3,751
2027	3,302	—	3,302
2028	2,691	—	2,691
2029	1,986	—	1,986
Thereafter	764	—	764
Total future minimum lease payments	$16,143	$312	$16,455
Less effects of discounting	(2,244)	(4)	(2,248)
Total lease liabilities	$13,899	$308	$14,207
Reported as of December 31, 2024
Short-term lease liabilities	$3,828	$282	$4,110
Long-term lease liabilities	10,071	26	10,097
Total lease liabilities	$13,899	$308	$14,207

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2024	September 30, 2024
Compensation	$17,102	$18,755
Professional fees	4,218	4,015
Cost of revenue related liabilities	2,864	2,864
Sales and other taxes payable	2,804	3,668
Interest payable	155	1,735
Legal settlement	-	30,000
Other	5,824	7,368
Total	$32,967	$68,405

At September 30, 2024, we recorded a $30.0 million legal settlement related to the settlement of the Securities Action (as defined in Note 12) and a corresponding receivable related to the insurance proceeds in Prepaid and other current assets. The entire settlement amount was funded by insurance proceeds in the first quarter of fiscal year 2025. See Note 12 - Commitments and Contingencies for additional details.

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2024 (dollars in thousands):

	Personnel	Other	Total
Balance as of September 30, 2024	$3,758	$572	$4,330
Restructuring and other costs, net	10,196	866	11,062
Non-cash adjustments	(2,963)	—	(2,963)
Cash payments	(8,428)	(491)	(8,919)
Effect of foreign currency translation	(41)	—	(41)
Balance at December 31, 2024	$2,522	$947	$3,469

The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
	2024	2023

Personnel	$10,196	$115
Facilities	—	145
Other	866	445
Restructuring and other costs, net	$11,062	$705

Fiscal Year 2025

For the three months ended December 31, 2024, we recorded restructuring and other costs, net of $11.1 million, which included a $10.2 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of our former senior management employees, and a $0.9 million charge relating to our transformation initiatives.

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

On March 4, 2024, we registered the issuance of 600,000 shares of Common Stock, reserved for issuance under the Cerence Inc. 2024 Inducement Plan (the "Inducement Plan"). On October 6, 2024, we adopted Amendment No. 1 to the Inducement Plan, which increased the number of authorized shares of our Common Stock available for issuance under the 2024 Inducement Plan from 600,000 to 3,000,000. On November 29, 2024, we adopted Amendment No. 2 to the Inducement Plan, which increased the number of authorized shares of our Common Stock available for issuance under the Inducement Plan from 3,000,000 to 4,500,000.

Restricted Units

Information with respect to our non-vested restricted stock units for the three months ended December 31, 2024 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2024	2,587,386	1,119,437	3,706,823	$23.51
Granted	2,011,534	1,867,288	3,878,822	$4.95
Vested	(923,091)	(143,369)	(1,066,460)	$30.80
Forfeited	(91,259)	(420,577)	(511,836)	$24.48
Non-vested at December 31, 2024	3,584,570	2,422,779	6,007,349	$14.18
Expected to vest			6,007,349	$14.18	1.42	$47,098

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023
Cost of connected services	$53	$81
Cost of professional services	437	560
Research and development	1,829	3,831
Sales and marketing	509	718
General and administrative	1,980	3,190
Restructuring and other costs, net	2,963	—
	$7,771	$8,380

During the three months ended December 31, 2024, we recorded $2.6 million in stock-based compensation due to the termination of employment of our former CEO and the resulting vesting of certain stock-based awards in Restructuring and other costs, net. During the three months ended December 31, 2024, we recorded $0.4 million in stock-based compensation due to the termination of employment of our former senior management employee and the resulting vesting of certain stock-based awards in Restructuring and other costs, net.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2024, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. On August 14, 2024, the parties conducted a mediation and thereafter the parties agreed to settle the matter for $30.0 million, subject to court approval. On September 18, 2024, the Court granted preliminary approval of the settlement and, on December 18, 2024 the Court approved the final settlement. During the three months ended December 31, 2024, the entire settlement amount was paid by insurance proceeds.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter which the court denied on December 20, 2024. Under the current schedule, defendants have until February 3, 2025 to file a further motion to dismiss on the grounds of demand futility and failure to state a claim, and that motion will be fully briefed by April 3, 2025.

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

As of December 31, 2024, our letters of credit in connection with security deposits for facility leases totaled $0.6 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.

Note 13. Income Taxes

The components of (loss) income before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2024	2023

Domestic	$(11,825)	$65,636
Foreign	(6,792)	(7,438)
(Loss) income before income taxes	$(18,617)	$58,198

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2024	2023

Domestic	$1,291	$29,078
Foreign	4,380	5,263
Provision for income taxes	$5,671	$34,341
Effective income tax rate	(30.5)%	59.0%

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

Our effective tax rate for the three months ended December 31, 2024 was negative 30.5% compared to 59.0% for the three months ended December 31, 2023. Consequently, our provision for income taxes for the three months ended December 31, 2024 was $5.7 million, a net change of $28.6 million from a provision for income taxes of $34.3 million for the three months ended December 31, 2023. This difference was attributable to the one-time acceleration of legacy deferred revenue in the three months ended December 31, 2023.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

December 31, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	4.01%	$60,125	$-	$(171)	$59,954
2025 Modified Notes	7/1/2028	1.50%	8.51%	87,500	(2,512)	(9,588)	75,400
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,692)	120,808
Total debt				$270,125	$(2,512)	$(11,451)	256,162
Less: current portion of long-term debt							(59,954)
Total long-term debt							$196,208

September 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(406)	$87,094
2025 Modified Notes	7/1/2028	1.50%	8.55%	87,500	(2,777)	(10,602)	74,121
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,809)	120,691
Total debt				$297,500	$(2,777)	$(12,817)	281,906
Less: current portion of long-term debt							(87,094)
Total long-term debt							$194,812

The following table summarizes the maturities of our borrowing obligations as of December 31, 2024 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2025	$—	$60,125	$60,125
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
2029
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$147,625	$270,125
Less: unamortized discount and issuance costs	(1,692)	(12,271)	(13,963)
Less: current portion of long-term debt	—	(59,954)	(59,954)
Total long-term debt	$120,808	$75,400	$196,208

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2024, the carrying amount of the 2025 Modified Notes was $135.4 million, net of unamortized costs of $12.3 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2024, the carrying amount of the 2028 Notes was $120.8 million and unamortized issuance costs of $1.7 million. As of December 31, 2024, the 2028 Notes were not convertible. As of December 31, 2024 and September 30, 2024, the if-converted value of the 2028 Notes was $98.9 million and $113.0 million, respectively, less than its principal amount.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of December 31, 2024 and September 30, 2024, the if-converted value of the 2025 Modified Notes was $118.1 million and $160.9 million, respectively, less than its principal amount.

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

During the three months ended December 31, 2024, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three months ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Contractual interest expense	$1,425	$1,442
Amortization of debt discount	265	251
Amortization of issuance costs	1,281	1,217
Total interest expense related to the Notes	$2,971	$2,910

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2024. As of December 31, 2024, the Notes were not convertible. As of this Quarterly Report on Form 10-Q, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2024 and 2023 was $0.4 million and $0.1 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 25, 2024. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs after the repayment of the Notes due in the third quarter of fiscal 2025, results of operations and financial condition, macroeconomic conditions, the semiconductor shortage, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2024 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation, including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the world’s most popular software platforms for building automotive virtual assistants. Our customers include nearly all major original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

The condensed consolidated balance sheet data as of September 30, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2024 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2025.

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

For the three months ended December 31, 2024 as compared to the three months ended December 31, 2023:

•
Total revenue decreased by $87.4 million, or 63.2%, to $50.9 million from $138.3 million.
•
Operating margin decreased 75.6 percentage points to negative 33.3% from 42.3%.
•
Cash provided by operating activities was $9.3 million, a net change of $12.1 million from cash used in operating activities of $2.8 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Revenue:
License	$22,725	$20,823
Connected services	13,707	96,820
Professional services	14,464	20,692
Total revenues	50,896	138,335
Cost of revenue:
License	1,782	1,604
Connected services	6,311	7,303
Professional services	9,731	17,325
Amortization of intangible assets	—	103
Total cost of revenues	17,824	26,335
Gross profit	33,072	112,000
Operating expenses:
Research and development	20,869	33,306
Sales and marketing	4,766	6,071
General and administrative	12,754	12,793
Amortization of intangible assets	554	545
Restructuring and other costs, net	11,062	705
Total operating expenses	50,005	53,420
(Loss) income from operations	(16,933)	58,580
Interest income	1,437	1,432
Interest expense	(3,393)	(3,236)
Other income, net	272	1,422
(Loss) income before income taxes	(18,617)	58,198
Provision for income taxes	5,671	34,341
Net (loss) income	$(24,288)	$23,857

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

Connected services revenue primarily represents the subscription fee that provides access to our connected services components, including the customization and construction of our connected services solutions. We also derive revenue within our connected services business from usage contracts and there can be instances where a customer purchases a software license that allows them to take possession of the software to enable hosting by the customer or a third-party. Subscription and usage contracts typically have a term of one to five years. Subscription revenue is recognized over the subscription period and cash is expected to be collected at the start of the subscription period. Usage based revenue is recognized and cash is collected as the service is used. If the customer takes possession of the software to have it hosted by the customer or a third-party, revenue is recognized, and cash is collected at the time the license is delivered. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. For the three months ended December 31, 2023, a total of $76.3 million was recognized in relation to this contract including $67.8 million of deferred revenue that was accelerated into the first quarter of fiscal year 2024 as a result of the termination. There was no cash flow associated with this legacy contract. We provided services to a separate customer, who in turn provided services to our legacy customer. This separate customer terminated services on October 31, 2023. There was no cash flow associated with this contract. For the three months ended December 31, 2023, a total of $10.3 million was recognized in relation to this contract including $9.9 million of deferred revenue that was accelerated into the first quarter of fiscal year 2024. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Cost of connected service revenue primarily consists of labor costs of software delivery services, infrastructure, and communications fees that support our connected services solutions.

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

We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which have resulted in production delays and slowdowns. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to focus on our cost structure and expect to take future cost reduction actions, which may result in additional restructuring costs and impairment charges. In particular, in August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable future growth (the “Plan”). The implementation of the Plan was substantially complete by the end of the first quarter of fiscal year 2025. The charges that we incur are subject to a number of assumptions, including legal requirements in various jurisdictions. For additional details, refer to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2024	% of Total	2023	% of Total	2024 vs. 2023
License	$22,725	44.6%	$20,823	15.1%	9.1%
Connected services	13,707	26.9%	96,820	70.0%	(85.8)%
Professional services	14,464	28.5%	20,692	14.9%	(30.1)%
Total revenues	$50,896		$138,335		(63.2)%

Total revenues for the three months ended December 31, 2024 were $50.9 million, a decrease of $87.4 million, or 63.2%, from $138.3 million for the three months ended December 31, 2023. The decrease in revenues was driven by a decrease in connected services and professional services revenues. The decrease was partly offset by an increase in license revenue.

License Revenue

License revenue for the three months ended December 31, 2024 was $22.7 million, an increase of $1.9 million, or 9.1%, from $20.8 million for the three months ended December 31, 2023. The increase in license revenue was driven by a $1.6 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue increased 29.5 percentage points from 15.1% for the three months ended December 31, 2023 to 44.6% for the three months ended December 31, 2024.

Connected Services Revenue

Connected services revenue for the three months ended December 31, 2024 was $13.7 million, a decrease of $83.1 million, or 85.8%, from $96.8 million for the three months ended December 31, 2023. This decrease was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. These terminations resulted in a decrease of $86.6 million in revenue compared to the first quarter of fiscal 2024. The decrease was offset by a $3.5 million increase in demand for our connected services solutions. As a percentage of total revenues, connected services revenue decreased by 43.1 percentage points from 70.0% for the three months ended December 31, 2023 to 26.9% for the three months ended December 31, 2024.

Professional Services Revenue

Professional service revenue for the three months ended December 31, 2024 was $14.5 million, a decrease of $6.2 million, or 30.1%, from $20.7 million for the three months ended December 31, 2023. This decrease was driven by the composition of our arrangements and the related timing of fulfilling performance obligations under the contracts. As a percentage of total revenues, professional services revenue increased by 13.6 percentage points from 14.9% for the three months ended December 31, 2023 to 28.5% for the three months ended December 31, 2024.

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
License	$1,782	$1,604	11.1%
Connected services	6,311	7,303	(13.6)%
Professional services	9,731	17,325	(43.8)%
Amortization of intangibles	-	103	(100.0)%
Total cost of revenues	$17,824	$26,335	(32.3)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
License	$20,943	$19,219	9.0%
Connected services	7,396	89,517	(91.7)%
Professional services	4,733	3,367	40.6%
Amortization of intangibles	—	(103)	100.0%
Total gross profit	$33,072	$112,000	(70.5)%

Total cost of revenues for the three months ended December 31, 2024 were $17.8 million, a decrease of $8.5 million, or 32.3%, from $26.3 million for the three months ended December 31, 2023.

We experienced a decrease in total gross profit of $78.9 million, or 70.5%, from $112.0 million for the three months ended December 31, 2023 to $33.1 million for the three months ended December 31, 2024. The decrease was primarily driven by the decrease in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for the three months ended December 31, 2024 was $1.8 million, an increase of $0.2 million, or 11.1%, from $1.6 million for the three months ended December 31, 2023. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 3.9 percentage points from 6.1% for the three months ended December 31, 2023 to 10.0% for the three months ended December 31, 2024.

License gross profit increased by $1.7 million, or 9.0%, for the three months ended December 31, 2024 when compared to the three months ended December 31, 2023, primarily due to increases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended December 31, 2024 was $6.3 million, a decrease of $1.0 million, or 13.6%, from $7.3 million for the three months ended December 31, 2023. Cost of connected services revenue decreased primarily due to an acceleration of $2.0 million of expenses within the first quarter of fiscal 2024 associated with the termination of the legacy contract acquired by Nuance through a 2013 acquisition. The decrease was partially offset by a one-time $0.8 million expense of previously deferred costs related to a termination agreement with an international electric vehicle maker. As a percentage of total cost of revenues, cost of connected services revenue increased by 7.7 percentage points from 27.7% for the three months ended December 31, 2023 to 35.4% for the three months ended December 31, 2024.

Connected services gross profit decreased $82.1 million, or 91.7%, from $89.5 million for the three months ended December 31, 2023 to $7.4 million for the three months ended December 31, 2024, primarily due to declines in connected services revenues.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended December 31, 2024 was $9.7 million, a decrease of $7.6 million, or 43.8%, from $17.3 million for the three months ended December 31, 2023. Cost of professional services revenue decreased primarily due to a $5.1 million decrease in third-party contractor costs, a $1.2 million decrease in internal allocated labor, a $0.6 million decrease in salary-related expenditures, and a $0.2 million decrease in amortization of costs previously deferred. As a percentage of total cost of revenues, cost of professional services revenue decreased by 11.2 percentage points from 65.8% for the three months ended December 31, 2023 to 54.6% for the three months ended December 31, 2024.

Professional services gross profit increased $1.3 million, or 40.6%, from $3.4 million for the three months ended December 31, 2023 to $4.7 million for the three months ended December 31, 2024, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Research and development	$20,869	$33,306	(37.3)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2024 were $20.9 million, a decrease of $12.4 million, or 37.3%, from $33.3 million for the three months ended December 31, 2023. The decrease was primarily attributable to a $4.2 million decrease in salary-related expenditures, a $2.9 million decrease in third-party contractor costs, a $2.5 million R&D international tax credit refund, a $2.0 million decrease in stock-based compensation costs, and a $1.1 increase in capitalized costs associated with internally developed software. The decrease was partially offset by a $1.3 million increase in internally allocated labor. As a percentage of total operating expenses, R&D expenses decreased by 20.6 percentage points from 62.3% for the three months ended December 31, 2023 to 41.7% for the three months ended December 31, 2024.

Sales & Marketing Expenses

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Sales and marketing	$4,766	$6,071	(21.5)%

Sales and marketing expenses for the three months ended December 31, 2024 were $4.8 million, a decrease of $1.3 million, or 21.5%, from $6.1 million for the three months ended December 31, 2023. The decrease in sales and marketing expenses was primarily attributable to a $0.7 million decrease in salary-related expenditures, a $0.6 million decrease in travel-related expenditures, and a $0.2 million decrease in stock-based compensation costs. The decrease was partially offset by a $0.3 million increase in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 1.9 percentage points from 11.4% for the three months ended December 31, 2023 to 9.5% for the three months ended December 31, 2024.

General & Administrative Expenses

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
General and administrative	$12,754	$12,793	(0.3)%

General and administrative expenses for the three months ended December 31, 2024 were $12.8 million, which was flat from $12.8 million for the three months ended December 31, 2023. Within general and administrative expenses there was a $1.4 million decrease in salary-related expenditures and a $1.2 million decrease in stock-based compensation costs. The decrease was partially offset by a $1.4 million increase in professional fees, a $0.3 million increase in third-party contractor costs, and a $0.2 million increase in bad debt expenses related to a termination agreement with an international electric vehicle maker. As a percentage of total operating expenses, general and administrative expenses increased by 1.6 percentage points from 23.9% for the three months ended December 31, 2023 to 25.5% for the three months ended December 31, 2024.

Amortization of Intangible Assets

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Cost of revenues	$—	$103	(100.0)%
Operating expense	554	545	1.7%
Total amortization	$554	$648	(14.5)%

Intangible asset amortization for the three months ended December 31, 2024 and 2023 remained flat at $0.6 million. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.4 percentage points from 0.4% for the three months ended December 31, 2023 to 0.0% for the three months ended December 31, 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.1 percentage point from 1.0% for the three months ended December 31, 2023 as compared to 1.1% for the three months ended December 31, 2024.

Other Components of Operating Expense

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Restructuring and other costs, net	$11,062	$705	1469.1%

Fiscal Year 2025

For the three months ended December 31, 2024, we recorded restructuring and other costs, net of $11.1 million, which included a $10.2 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of our former senior management employees, and a $0.9 million charge relating to our transformation initiatives.

Fiscal Year 2024

For the three months ended December 31, 2023, we recorded restructuring and other costs, net of $0.7 million, which included a $0.1 million severance charge related to the elimination of personnel, a $0.1 million charge resulting from the closure of facilities that will no longer be utilized, and $0.4 million related to other one-time charges.

As a percentage of total operating expenses, restructuring and other costs, net increased by 20.8 percentage points from 1.3% for the three months ended December 31, 2023 to 22.1% for the three months ended December 31, 2024.

Total Other Expense, Net

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Interest income	$1,437	$1,432	0.3%
Interest expense	(3,393)	(3,236)	4.9%
Other income, net	272	1,422	(80.9)%
Total other expense, net	$(1,684)	$(382)	340.8%

Total other expense, net for the three months ended December 31, 2024 was expense of $1.7 million, a change of $1.3 million from $0.4 million of expense for the three months ended December 31, 2023. The change in Other income, net was primarily driven by a reduction in gains from foreign exchange offset by a $0.3 million gain on the extinguishment of debt related to our repurchase of $27.4 million principal value of the 2025 Notes. For further information, see “Liquidity and Capital Resources” below.

Provision For Income Taxes

Three Months Ended December 31, 2024 Compared with Three Months Ended December 31, 2023

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Provision for income taxes	$5,671	$34,341	(83.5)%
Effective income tax rate %	(30.5)%	59.0%

Our effective income tax rate for the three months ended December 31, 2024 was negative 30.5%, compared to 59.0% for the three months ended December 31, 2023. Our provision for income taxes for the three months ended December 31, 2024 was $5.7 million, a net change of $28.6 million from a provision for income taxes of $34.3 million for the three months ended December 31, 2023. This difference was attributable to the one-time acceleration of legacy deferred revenue in the three months ended December 31, 2023.

Liquidity and Capital Resources

Financial Condition

As of December 31, 2024, we had $110.5 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include corporate bonds and government securities. As of December 31, 2024, our net working capital, excluding deferred revenue and deferred costs, was $91.0 million. This balance is representative of the short-term net cash inflows based on the working capital at that date.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and finance additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $110.5 million of cash, cash equivalents, and marketable securities as of December 31, 2024, we believe that we will be able to meet our liquidity needs over the next 12 months. Our assessment included the repayment of the $60.1 million of the 2025 Modified Notes due in the third quarter of fiscal 2025.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	1,373	3,672	1,383	-	6,428
2025 Modified Notes	60,125	-	87,500	-	147,625
Cash interest payable on the 2025 Modified Notes (a)	1,727	2,623	988	-	5,338
Operating leases	3,702	7,000	4,677	764	16,143
Financing leases	259	53	-	-	312
Total material cash requirements	$67,186	$13,348	$217,048	$764	$298,346

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2024.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and persistently high interest rates, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2024, the carrying amount of the 2025 Modified Notes was $135.4 million, net of unamortized costs of $12.3 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2024, the carrying amount of the 2028 Notes was $120.8 million and unamortized issuance costs of $1.7 million. As of December 31, 2024, the 2028 Notes were not convertible.

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

During the three months ended December 31, 2024, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million.

See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.

The interest expense recognized related to the Notes for the three months ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Contractual interest expense	$1,425	$1,442
Amortization of debt discount	265	251
Amortization of issuance costs	1,281	1,217
Total interest expense related to the Notes	$2,971	$2,910

The conditional conversion feature of the Notes was not triggered during the three months ended December 31, 2024. As of December 31, 2024, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2024 and 2023 was $0.4 million and $0.1 million, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the three months ended December 31, 2024 and 2023, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2024	2023	2024 vs. 2023
Net cash provided by (used in) operating activities	$9,254	$(2,815)	428.7%
Net cash provided by investing activities	759	1,189	(36.2)%
Net cash used in financing activities	(27,084)	(130)	(20733.8)%
Effect of foreign currency exchange rates on cash and cash equivalents	(311)	(662)	53.0%
Net changes in cash and cash equivalents	$(17,382)	$(2,418)	(618.9)%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the three months ended December 31, 2024 was $9.3 million, a net change of $12.1 million, or 428.7%, from net cash used in operating activities of $2.8 million for the three months ended December 31, 2023. The change in cash flows were primarily due to:

•
A decrease of $70.5 million from income before non-cash charges;
•
A decrease of $6.2 million due to unfavorable changes in working capital primarily related to accrued expenses and other liabilities; and
•
An increase of $88.8 million from changes in deferred revenue.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended December 31, 2024 was $0.8 million, a net change of $0.4 million, or 36.2%, from $1.2 million of cash provided by investing activities for the three months ended December 31, 2023. The change in cash flows were primarily due to an increase of $0.4 million in payments related to capital expenditures.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended December 31, 2024 was $27.1 million, a net change of $27.0 million, from cash used in financing activities of $0.1 million for the three months ended December 31, 2023. The change in cash flows were primarily due to:

•
An increase of $27.0 million in principal payments for short-term debt;
•
A decrease of $4.8 million in proceeds from the issuance of our common stock; and
•
A decrease of $4.8 million in payments of tax related withholdings due to the net settlement of equity awards.

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

We believe that our critical accounting estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for convertible debt; and loss contingencies. We believe these estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” and below.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $43.2 million at December 31, 2024. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $3.7 million at December 31, 2024. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents. At December 31, 2024, we held approximately $104.1 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.6 million per annum, based on December 31, 2024 reported balances.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

City of Miami Fire Fighters’ and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022. The plaintiff claims to be suing on behalf of anyone who purchased the Company’s common stock between November 16, 2020 and February 4, 2022. The lawsuit alleges that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney’s fees. On September 9, 2022, the defendants in the Securities Action moved to dismiss the action in its entirety. On March 25, 2024, the court granted in part and denied in part the motion to dismiss, dismissing certain of the alleged misrepresentations and omissions while allowing claims challenging certain other alleged misrepresentations and omissions to proceed. On April 15, 2024, the defendants filed their answer to the amended complaint. On August 14, 2024, the parties conducted a mediation and thereafter the parties agreed to settle the matter for $30.0 million, subject to court approval. On September 18, 2024, the Court granted preliminary approval of the settlement and, on December 18, 2024 the Court approved the final settlement. During the three months ended December 31, 2024, the entire settlement amount was paid by insurance proceeds.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On May 24, 2024, defendants filed a motion to dismiss under the forum selection clause in the Company’s charter which the court denied on December 20, 2024. Under the current schedule, defendants have until February 3, 2025 to file a further motion to dismiss on the grounds of demand futility and failure to state a claim, and that motion will be fully briefed by April 3, 2025.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and those described in this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

During the three-month period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
10.1†	Termination Agreement by and between the Company and Stefan Ortmanns	X
10.2†	Offer Letter by and between the Company and Brian Krzanich		8-K	001-39030	10.1	October 7, 2024
10.3†	Change of Control and Severance Agreement, dated October 7, 2024, by and between the Company and Brian Krzanich		8-K	001-39030	10.2	October 7, 2024
10.4†	Amendment No. 1 to Cerence Inc. 2024 Inducement Plan		8-K	001-39030	10.3	October 7, 2024
10.5†	Offer Letter by and between the Company and Antonio Rodriquez, dated November 29, 2024		8-K	001-39030	10.1	December 3, 2024
10.5†	Change of Control and Severance Agreement by and between the Company and Antonio Rodriquez, dated December 2, 2024		8-K	001-39030	10.2	December 3, 2024
10.6†	Amendment No. 2 to Cerence Inc. 2024 Inducement Plan		8-K	001-39030	10.3	December 3, 2024
10.7†	Promotion Offer Letter, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz	X
10.8†	Retention Bonus Agreement, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

*	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 6, 2025	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2025	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)