Form 10-Q
period 2025-03-31
Cerence Inc.
filed 2025-05-07
CIK 1768267

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 43,258,066 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, anticipations, intentions, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” “objectives” and words and terms of similar substance in connection with discussions of our company, business, market trends, and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
the highly competitive and rapidly changing market in which we operate;
•
adverse conditions in the automotive industry or the global economy more generally, including consumer spending and preferences, changes in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements, trade restrictions, customs regulations, tariffs and price or exchange controls, and the ongoing conflicts in Ukraine and the Middle East;
•
volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response and automotive production curtailment or delays related thereto;
•
automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•
the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants, and other public health events;
•
our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (“LLMs”) and price increases related thereto;
•
escalating pricing pressures from our customers;
•
the cancellation or postponement of service contracts after a design win;
•
our failure to win, renew or implement service contracts;
•
the loss of business from any of our largest customers;
•
the impact on our business of the transition to a lower level of fixed contracts, including, but not limited to, the failure to achieve the expected predictability and growth in our reported revenue;
•
fluctuations in our financial and operating results, which may be contributed to by the following factors, among others: the volume, timing and fulfillment of customer contracts; changes in customer forecasts; the timing of receipt and accuracy of royalty reports; fluctuating sales by our customers to their end-users; pricing; the mix of revenue from customer contracts; and the level of professional service projects;
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
•
economic, political, regulatory, foreign exchange, tariff, trade, and other risks of international operations;
•
unforeseen U.S. and foreign tax liabilities;
•
increases or decreases to valuation allowances recorded against deferred tax assets;
•
impairment of our goodwill and other intangible assets;
•
the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•
adverse developments related to our intellectual property enforcement litigation, the outcome of such litigation, or remedies that could be awarded in connection with such litigation;
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
•
restrictions on our current and future operations under the terms of our debt, the use of cash to service our debt and our inability to generate sufficient cash from our operations; and
•
certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors.” These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of our business or the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
License	$51,460	$35,527	$74,185	$56,350
Connected services	12,648	13,597	26,355	110,417
Professional services	13,902	18,701	28,366	39,393
Total revenues	78,010	67,825	128,906	206,160
Cost of revenues:
License	2,432	1,404	4,214	3,008
Connected services	4,979	5,359	11,290	12,662
Professional services	10,418	14,119	20,149	31,444
Amortization of intangible assets	—	—	—	103
Total cost of revenues	17,829	20,882	35,653	47,217
Gross profit	60,181	46,943	93,253	158,943
Operating expenses:
Research and development	23,332	31,846	44,201	65,152
Sales and marketing	4,930	5,619	9,696	11,690
General and administrative	11,199	16,659	23,953	29,452
Amortization of intangible assets	536	555	1,090	1,100
Restructuring and other costs, net	2,832	4,551	13,894	5,256
Goodwill impairment	—	252,096	—	252,096
Total operating expenses	42,829	311,326	92,834	364,746
Income (loss) from operations	17,352	(264,383)	419	(205,803)
Interest income	918	1,190	2,355	2,622
Interest expense	(2,716)	(3,111)	(6,109)	(6,347)
Other income (expense), net	499	(25)	771	1,397
Income (loss) before income taxes	16,053	(266,329)	(2,564)	(208,131)
(Benefit from) provision for income taxes	(5,603)	11,647	68	45,988
Net income (loss)	$21,656	$(277,976)	$(2,632)	$(254,119)
Net income (loss) per share:
Basic	$0.50	$(6.66)	$(0.06)	$(6.13)
Diluted	0.46	(6.66)	(0.06)	(6.13)
Weighted-average common shares outstanding:
Basic	43,223	41,724	43,059	41,452
Diluted	51,530	41,724	43,059	41,452

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Net income (loss)	$21,656	$(277,976)	$(2,632)	$(254,119)
Other comprehensive income (loss):
Foreign currency translation adjustments	972	(3,225)	(2,877)	1,055
Pension adjustments, net	(5)	(39)	(8)	(12)
Net unrealized gains (losses) on available-for-sale securities	4	(3)	(17)	160
Total other comprehensive income (loss)	971	(3,267)	(2,902)	1,203
Comprehensive income (loss)	$22,627	$(281,243)	$(5,534)	$(252,916)

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,368	$121,485
Marketable securities	5,413	5,502
Accounts receivable, net of allowances of $54 and $1,613	65,018	62,755
Deferred costs	4,737	5,286
Prepaid expenses and other current assets	39,633	70,481
Total current assets	232,169	265,509
Long-term marketable securities	-	3,453
Property and equipment, net	29,412	30,139
Deferred costs	15,960	18,051
Operating lease right of use assets	17,989	12,879
Goodwill	293,357	296,858
Intangible assets, net	551	1,706
Deferred tax assets	55,248	51,398
Other assets	20,860	22,365
Total assets	$665,546	$702,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,634	$3,959
Deferred revenue	49,740	52,822
Short-term operating lease liabilities	3,958	4,528
Short-term debt	60,056	87,094
Accrued expenses and other current liabilities	37,506	68,405
Total current liabilities	157,894	216,808
Long-term debt	197,593	194,812
Deferred revenue, net of current portion	119,954	114,354
Long-term operating lease liabilities	14,557	8,803
Other liabilities	26,279	26,484
Total liabilities	516,277	561,261
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 43,254 and 41,924 shares issued and outstanding, respectively	433	419
Accumulated other comprehensive loss	(28,814)	(25,912)
Additional paid-in capital	1,102,022	1,088,330
Accumulated deficit	(924,372)	(921,740)
Total stockholders' equity	149,269	141,097
Total liabilities and stockholders' equity	$665,546	$702,358

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	42,988	430	1,096,085	(946,028)	(29,785)	120,702
Net income	-	-	-	21,656	-	21,656
Other comprehensive income	-	-	-	-	971	971
Issuance of common stock	265	3	808	-	-	811
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(802)	-	-	(802)
Stock-based compensation	-	-	5,931	-	-	5,931
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$149,269

Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	41,237	$412	$1,064,022	$(309,805)	$(23,496)	731,133
Net loss	-	-	-	(277,976)	-	(277,976)
Other comprehensive loss	-	-	-	-	(3,267)	(3,267)
Issuance of common stock	541	5	4,317	-	-	4,322
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(3,535)	-	-	(3,535)
Stock-based compensation	-	-	12,723	-	-	12,723
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400

CERENCE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)

(In thousands)

(unaudited)

Six Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	419	1,088,330	(921,740)	(25,912)	141,097
Net loss	-	-	-	(2,632)	-	(2,632)
Other comprehensive loss	-	-	-	-	(2,902)	(2,902)
Issuance of common stock	1,331	14	2,161	-	-	2,175
Stock withheld to cover tax withholdings requirements upon stock vesting	(2)	-	(2,171)	-	-	(2,171)
Stock-based compensation	-	-	13,702	-	-	13,702
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$149,269

Six Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net loss	-	-	-	(254,119)	-	(254,119)
Other comprehensive income	-	-	-	-	1,203	1,203
Issuance of common stock	1,355	13	10,510	-	-	10,523
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(9,744)	-	-	(9,744)
Stock-based compensation	-	-	20,662	-	-	20,662
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400

Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,632)	$(254,119)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	5,793	5,384
Provision for credit loss reserve	208	6,065
Stock-based compensation	13,702	13,125
Non-cash interest expense	3,348	2,939
Loss on debt extinguishment	(327)	—
Deferred tax (benefit) provision	(4,271)	40,949
Goodwill impairment	—	252,096
Unrealized foreign currency transaction losses (gains)	345	(262)
Other, net	(33)	474
Changes in operating assets and liabilities:
Accounts receivable	(8,029)	(75)
Prepaid expenses and other assets	25,250	5,854
Deferred costs	2,041	3,423
Accounts payable	2,492	(292)
Accrued expenses and other liabilities	(23,532)	(1,673)
Deferred revenue	10,365	(75,659)
Net cash provided by (used in) operating activities	24,720	(1,771)
Cash flows from investing activities:
Capital expenditures	(3,703)	(2,776)
Sale and maturities of marketable securities	3,493	3,912
Other investing activities	(716)	(891)
Net cash (used in) provided by investing activities	(926)	245
Cash flows from financing activities:
Principal payments of short-term debt	(26,964)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,171)	(9,744)
Principal payment of lease liabilities arising from a finance lease	(229)	(202)
Proceeds from the issuance of common stock	2,175	10,461
Net cash (used in) provided by financing activities	(27,189)	515
Effects of exchange rate changes on cash and cash equivalents	(722)	(967)
Net change in cash and cash equivalents	(4,117)	(1,978)
Cash and cash equivalents at beginning of period	121,485	101,154
Cash and cash equivalents at end of period	$117,368	$99,176
Supplemental information:
Cash paid for income taxes	$3,105	$6,256
Cash paid for interest	$3,077	$3,076

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

The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Concentration of Risk

Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 21.6% and 10.6% of our Accounts receivable, net balance at March 31, 2025. One customer accounted for 21.4% of our Accounts receivable, net balance at September 30, 2024.

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

The change in the allowance for credit losses for the six months ended March 31, 2025 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2024	$1,614
Credit loss provision	208
Write-offs, net of recoveries	(1,745)
Effect of foreign currency translation	(13)
Balance as of March 31, 2025	$64

During the three months ended December 31, 2024, we signed a termination agreement with an international electric vehicle maker. As a result, we wrote off a $1.7 million balance, of which $1.5 million had been previously reserved for within our allowance for credit losses.

Inventory

Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of March 31, 2025 and September 30, 2024, inventory was $1.2 million and $1.0 million, respectively.

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

(a) Disaggregated Revenue

Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenues:
United States	$9,348	$16,018	$18,796	$115,487
Other Americas	450	52	647	136
Germany	19,698	35,424	39,107	54,557
Other Europe, Middle East and Africa	5,610	3,457	11,153	8,232
Japan	18,501	4,548	24,458	10,171
Other Asia-Pacific	24,403	8,326	34,745	17,577
Total net revenues	$78,010	$67,825	$128,906	$206,160

For the three and six months ended March 31, 2025, revenues within Korea were $16.1 million and $18.2 million, respectively, which were more than 10% of revenues. For the three and six months ended March 31, 2025, revenues within China were $4.9 million and $10.3 million, respectively, which were less than 10% of revenues. Revenues within China and Korea are included in the total for the Other Asia-Pacific major geographic region in the table above.

Revenues relating to two customers accounted for $13.4 million, or 17.1%, and $8.1 million, or 10.4%, of revenues for the three months ended March 31, 2025. Revenues relating to two customers accounted for $14.6 million, or 11.3%, and $14.1 million, or 10.9%, of revenues for the six months ended March 31, 2025.

Revenues relating to two customers accounted for $9.1 million, or 13.4%, and $7.4 million, or 10.9%, of revenues for the three months ended March 31, 2024. Revenues relating to one customer accounted for $79.9 million, or 38.8%, of revenues for the six months ended March 31, 2024. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance Communications Inc. (“Nuance”) through a 2013 acquisition. Previously, the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023 updated the termination date to December 31, 2023. There is no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. The acceleration of deferred revenue into the first quarter of fiscal year 2024 was included in the total for the United States major geographic region in the table above.

(b) Contract Acquisition Costs

We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of March 31, 2025 and September 30, 2024, we had $5.9 million and $7.1 million of contract acquisition costs, respectively. We had amortization expense of $0.6 million and $1.0 million related to these costs during the three months ended March 31, 2025 and 2024, respectively, and $1.2 million and $1.7 million for the six months ended March 31, 2025 and 2024, respectively. There was no impairment related to contract acquisition costs.

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

We had amortization expense of $1.1 million and $1.7 million related to these costs during the three months ended March 31, 2025 and 2024, respectively, and $3.5 million and $5.8 million for the six months ended March 31, 2025 and 2024, respectively. There was no impairment related to contract costs capitalized.

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

Contract assets
Balance as of September 30, 2024	$22,219
Revenues recognized but not billed	14,738
Amounts reclassified to Accounts receivable, net	(18,519)
Effect of foreign currency translation	(1,002)
Balance as of March 31, 2025	$17,436

Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. Deferred revenues were $222.6 million as of September 30, 2023. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2024	$167,176
Amounts billed but not recognized	50,021
Revenue recognized	(44,515)
Effect of foreign currency translation	(2,988)
Balance as of March 31, 2025	$169,694

(e) Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2025 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$75,621	$96,085	$32,548	$204,254

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

The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2025	2024	2025	2024

Numerator:
Net income (loss) - basic	$21,656	$(277,976)	$(2,632)	$(254,119)
Interest on the Notes, net of tax	2,093	-	-	-
Net income (loss) - diluted	$23,749	$(277,976)	$(2,632)	$(254,119)

Denominator:
Weighted average common shares outstanding - basic	43,223	41,724	43,059	41,452
Dilutive effect of restricted stock awards	1,481	-	-	-
Dilutive effect of contingently issuable stock awards	62	-	-	-
Dilutive effect of the Notes	6,764	-	-	-
Weighted average common shares outstanding - diluted	51,530	41,724	43,059	41,452

Net income (loss) per common share:
Basic	$0.50	$(6.66)	$(0.06)	$(6.13)
Diluted	$0.46	$(6.66)	$(0.06)	$(6.13)

We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2025	2024	2025	2024
Contingently issuable stock awards	-	218	92	396
Conversion option of our Notes	-	7,495	7,099	7,495

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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $54,616 at cost (a)	$54,616	$54,616	$-
Level 2:
Government securities, $1,405 at cost (b)	1,410	-	1,410
Time deposits, $5,499 at cost (a)	5,499	5,499	-
Corporate bonds, $3,995 at cost (b)	4,003	-	4,003
Debt securities, $2,000 at cost (c)	3,166	-	-
Total assets	$68,694	$60,115	$5,413

	September 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $77,785 at cost (a)	$77,785	$77,785	$-
Level 2:
Government securities, $3,940 at cost (b)	3,950	-	3,950
Time deposits, $3,700 at cost (a)	3,700	3,700	-
Corporate bonds, $4,984 at cost (b)	5,005	-	5,005
Debt securities, $2,000 at cost (c)	3,099	-	-
Total assets	$93,539	$81,485	$8,955

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

During the three and six months ended March 31, 2025, unrealized gains related to our marketable securities were immaterial within Accumulated other comprehensive (loss) income. During the three and six months ended March 31, 2024, unrealized (losses) gains related to our marketable securities were immaterial and $0.2 million, respectively, within Accumulated other comprehensive (loss) income.

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

Long-term debt

The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2025 and September 30, 2024, the estimated fair value of our Notes was $210.4 million and $184.8 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.

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

Investments without readily determinable fair values were $2.6 million as of March 31, 2025 and September 30, 2024. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and six months ended March 31, 2025 and 2024.

Note 6. Derivative Financial Instruments

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of March 31, 2025 and September 30, 2024, the total notional amount of forward contracts was $31.0 million and $59.1 million, respectively. As of March 31, 2025 and September 30, 2024, the weighted-average remaining maturity of these instruments was approximately 8.5 and 9.9 months, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2025 and September 30, 2024 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2025	September 30, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$151	$65
Foreign currency forward contracts	Other assets	45	68
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,141	691
Foreign currency forward contracts	Other liabilities	1	163

The following tables display a summary of the loss related to foreign currency forward contracts for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

		Income (loss) recognized in earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives not designated as hedges	Classification	2025	2024	2025	2024
Foreign currency forward contracts	Other income, net	$(888)	$(171)	$(992)	$(500)

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

The changes in the carrying amount of goodwill for the six months ended March 31, 2025 are as follows (dollars in thousands):

Total
Balance as of September 30, 2024	$296,858
Effect of foreign currency translation	(3,501)
Balance as of March 31, 2025	$293,357

At March 31, 2024, we performed a quantitative impairment test. We concluded indicators of impairment were present due to the current macroeconomic conditions and declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. For the income approach, fair value was determined based on the present value of estimated future after-tax cash flows estimates of projected future revenues, operating margins, and growth rates, discounted at an appropriate risk-adjusted rate. For the market approach, we used a valuation technique in which values were derived based on valuation multiples of comparable publicly traded companies. We weighted the methodologies appropriately to estimate a fair value of approximately $463.4 million as of March 31, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $252.1 million within the Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2024.

(b) Intangible Assets, Net

The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$107,362	$(106,811)	$551	0.1
Technology and patents	89,456	(89,456)	-	-
Total	$196,818	$(196,267)	$551

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,659	$(106,953)	$1,706	0.5
Technology and patents	90,042	(90,042)	-	-
Total	$198,701	$(196,995)	$1,706

Amortization expense related to intangible assets in the aggregate was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, and $1.1 million and $1.2 million for the six months ended March 31, 2025 and 2024, respectively. We expect amortization of intangible assets to be approximately $0.5 million for the remainder of fiscal year 2025.

Note 8. Leases

We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.

The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Weighted-average remaining lease term (in months):
Operating leases	49.8	46.0
Finance leases	7.3	13.4
Weighted-average discount rate:
Operating leases	7.2%	6.6%
Finance leases	4.4%	4.4%

The following table presents lease expense for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Finance lease costs:
Amortization of right of use asset	$96	$108	$192	$216
Interest on lease liability	2	6	5	13
Operating lease cost	1,375	1,581	2,785	3,209
Variable lease cost	463	807	918	1,571
Sublease income	(54)	(51)	(97)	(111)
Total lease cost	$1,882	$2,451	$3,803	$4,898

For the three months ended March 31, 2025 and 2024, cash payments related to operating leases were $1.4 million and $1.6 million, respectively, and $2.7 million and $3.4 million for the six months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, cash payments related to finance leases were $0.1 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the six months ended March 31, 2025 and 2024, cash payments related to financing leases were $0.2 million and $0.2 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended March 31, 2025 and 2024, right of use assets obtained in exchange for lease obligations were $5.9 million and $0.1 million, respectively, and $7.9 million and $1.6 million for the six months ended March 31, 2025 and 2024, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2025 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2025	$2,416	$211	$2,627
2026	5,519	53	5,572
2027	5,112	—	5,112
2028	4,388	—	4,388
2029	3,074	—	3,074
Thereafter	1,219	—	1,219
Total future minimum lease payments	$21,728	$264	$21,992
Less effects of discounting	(3,213)	(2)	(3,215)
Total lease liabilities	$18,515	$262	$18,777
Reported as of March 31, 2025
Short-term lease liabilities	$3,958	$249	$4,207
Long-term lease liabilities	14,557	13	14,570
Total lease liabilities	$18,515	$262	$18,777

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2025	September 30, 2024
Compensation	$19,344	$18,755
Professional fees	4,470	4,015
Cost of revenue related liabilities	3,323	2,864
Sales and other taxes payable	3,675	3,668
Interest payable	1,375	1,735
Legal settlement	—	30,000
Other	5,319	7,368
Total	$37,506	$68,405

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

Note 10. Restructuring and Other Costs, Net

Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2025 (dollars in thousands):

	Personnel	Other	Total
Balance as of September 30, 2024	$3,758	$572	$4,330
Restructuring and other costs, net	11,970	1,924	13,894
Non-cash adjustments	(2,963)	—	(2,963)
Cash payments	(11,648)	(876)	(12,524)
Effect of foreign currency translation	46	—	46
Balance at March 31, 2025	$1,163	$1,620	$2,783

The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Personnel	$1,774	$4,404	$11,970	$4,519
Facilities	—	147	—	292
Other	1,058	—	1,924	445
Restructuring and other costs, net	$2,832	$4,551	$13,894	$5,256

Fiscal Year 2025

For the three months ended March 31, 2025, we recorded restructuring and other costs, net of $2.8 million, which included a $1.8 million charge related to the elimination of personnel and a $1.0 million charge relating to our transformation initiatives.

For the six months ended March 31, 2025, we recorded restructuring and other costs, net of $13.9 million, which included a $12.0 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense associated with the termination of former senior management employees, and a $1.9 million charge related to our transformation initiatives.

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

Restricted Stock Units

Information with respect to our non-vested restricted stock units for the six months ended March 31, 2025 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2024	2,587,386	1,119,437	3,706,823	$23.51
Granted	3,272,500	2,130,431	5,402,931	$10.18
Vested	(1,064,029)	(267,890)	(1,331,919)	$28.79
Forfeited	(410,810)	(681,420)	(1,092,230)	$20.90
Non-vested at March 31, 2025	4,385,047	2,300,558	6,685,605	$13.15
Expected to vest			6,685,605	$13.15	1.46	$—

Stock-based Compensation

Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of connected services	$76	$64	$129	$145
Cost of professional services	481	601	918	1,161
Research and development	2,566	2,548	4,395	6,379
Sales and marketing	887	372	1,396	1,090
General and administrative	1,921	1,160	3,901	4,350
Restructuring and other costs, net	—	—	2,963	—
	$5,931	$4,745	$13,702	$13,125

During the three months ended December 31, 2024, we recorded $2.6 million in stock-based compensation due to the termination of employment of our former CEO and the resulting vesting of certain stock-based awards in Restructuring and other costs, net. During the three months ended December 31, 2024, we recorded $0.4 million in stock-based compensation due to the termination of employment of a former senior management employee and the resulting vesting of certain stock-based awards in Restructuring and other costs, net.

Note 12. Commitments and Contingencies

Litigation and Other Claims

Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2025, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.

City of Miami Fire Fighters’ and Police Officers' Retirement Trust Action

On February 25, 2022, a purported shareholder class action captioned as City Of Miami Fire Fighters’ and Police Officers’ Retirement Trust v. Cerence Inc., et al. (the “Securities Action”) was filed in the United States District Court for the District of Massachusetts, naming the Company and two of its former officers as defendants. Following the court’s selection of a lead plaintiff and lead counsel, an amended complaint was filed on July 26, 2022 alleging classwide claims of material misrepresentations and/or omissions of material fact in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On December 18, 2024, the Court granted final approval of a settlement of the claims in the Securities Action for $30.0 million, which was paid for by insurance proceeds.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On February 3, 2025, defendants filed a motion to dismiss on the grounds of demand futility and failure to state a claim, which motion is fully briefed as of April 3, 2025. Plaintiffs in the derivative actions seek, among other things, the implementation of purported corporate governance reforms and a requirement that the individual defendants pay unspecified damages and reimbursement of compensation to the company.

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

As of March 31, 2025, our letters of credit in connection with security deposits for facility leases totaled $0.6 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.

Note 13. Income Taxes

The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Domestic	$3,525	$(270,347)	$(8,300)	$(204,711)
Foreign	12,528	4,018	5,736	(3,420)
Income (loss) before income taxes	$16,053	$(266,329)	$(2,564)	$(208,131)

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024

Domestic	$(821)	$2,994	$470	$32,072
Foreign	(4,782)	8,653	(402)	13,916
(Benefit from) provision for income taxes	$(5,603)	$11,647	$68	$45,988
Effective income tax rate	(34.9)%	(4.4)%	(2.7)%	(22.1)%

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

Our effective tax rate for the three months ended March 31, 2025 was negative 34.9% compared to negative 4.4% for the three months ended March 31, 2024. Consequently, our benefit from income taxes for the three months ended March 31, 2025 was $5.6 million, a net change of $17.2 million from a provision for income taxes of $11.6 million for the three months ended March 31, 2024. This difference was attributable to the impairment of book goodwill in the three months ended March 31, 2024.

Our effective tax rate for the six months ended March 31, 2025 was negative 2.7% compared to negative 22.1% for the six months ended March 31, 2024. Consequently, our provision for income taxes for the six months ended March 31, 2025 was $0.1 million, a net change of $45.9 million from a provision for income taxes of $46.0 million for the six months ended March 31, 2024. This difference was attributable to the impairment of book goodwill and one-time acceleration of legacy deferred revenue in the six months ended March 31, 2024.

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

Note 14. Long-Term Debt

Long-term debt consisted of the following (in thousands):

March 31, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.68%	$60,125	$-	$(69)	$60,056
2025 Modified Notes	7/1/2028	1.50%	8.46%	87,500	(2,248)	(8,583)	76,669
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,576)	120,924
Total debt				$270,125	$(2,248)	$(10,228)	257,649
Less: current portion of long-term debt							(60,056)
Total long-term debt							$197,593

September 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$-	$(406)	$87,094
2025 Modified Notes	7/1/2028	1.50%	8.55%	87,500	(2,777)	(10,602)	74,121
2028 Notes	7/1/2028	1.50%	1.91%	122,500	-	(1,809)	120,691
Total debt				$297,500	$(2,777)	$(12,817)	281,906
Less: current portion of long-term debt							(87,094)
Total long-term debt							$194,812

The following table summarizes the maturities of our borrowing obligations as of March 31, 2025 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2025	$—	$60,125	$60,125
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
2029	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$147,625	$270,125
Less: unamortized discount and issuance costs	(1,576)	(10,900)	(12,476)
Less: current portion of long-term debt	—	(60,056)	(60,056)
Total long-term debt	$120,924	$76,669	$197,593

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2025, the carrying amount of the 2025 Modified Notes was $136.7 million, net of unamortized costs of $10.9 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2025, the carrying amount of the 2028 Notes was $120.9 million and unamortized issuance costs of $1.6 million. As of March 31, 2025, the 2028 Notes were not convertible. As of March 31, 2025 and September 30, 2024, the if-converted value of the 2028 Notes was $98.7 million and $113.0 million, respectively, less than its principal amount.

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

The 2025 Notes are senior, unsecured obligations and accrue interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. The 2025 Notes will mature on June 1, 2025, unless earlier converted, redeemed, or repurchased. The 2025 Notes are convertible into cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. As of March 31, 2025 and September 30, 2024, the if-converted value of the 2025 Modified Notes was $118.0 million and $160.9 million, respectively, less than its principal amount.

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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Contractual interest expense	$1,221	$1,439	$2,646	$2,881
Amortization of debt discount	263	251	528	502
Amortization of issuance costs	1,224	1,219	2,505	2,436
Total interest expense related to the Notes	$2,708	$2,909	$5,679	$5,819

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2025. As of March 31, 2025, the Notes were not convertible. As of this Quarterly Report on Form 10-Q, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent (the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which could have been drawn on in the event that our working capital and other cash needs were not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full.

On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2025 and 2024 was none and $0.1 million, respectively, and for the six months ended March 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 25, 2024. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs after the repayment of the Notes due in the third quarter of fiscal 2025, results of operations and financial condition, macroeconomic conditions, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, litigation, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.

Overview

Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation, including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the leading software platforms for building automotive virtual assistants. Our customers include nearly all major original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.

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

We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with nearly all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some level of visibility into future revenue; however, such revenue may not materialize as expected due to delays in automobile production, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response and automotive production curtailment or delays related thereto, changing customer forecasts, macroeconomic conditions or other factors discussed elsewhere in this Quarterly Report.

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

The condensed consolidated balance sheet data as of September 30, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2025.

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

For the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

•
Total revenue increased by $10.2 million, or 15.0%, to $78.0 million from $67.8 million.
•
Operating margin increased 412.0 percentage points to positive 22.2% from negative 389.8%.
•
Cash provided by operating activities was $15.5 million, a net change of $14.4 million from cash provided by operating activities of $1.0 million.

For the six months ended March 31, 2025 as compared to the six months ended March 31, 2024:

•
Total revenue decreased by $77.3 million, or 37.5%, to $128.9 million from $206.2 million.
•
Operating margin increased 100.1 percentage points to positive 0.3% from negative 99.8%.
•
Cash provided by operating activities was $24.7 million, a net change of $26.5 million from cash used in operating activities of $1.8 million.

Operating Results

The following table shows the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue:
License	$51,460	$35,527	$74,185	$56,350
Connected services	12,648	13,597	26,355	110,417
Professional services	13,902	18,701	28,366	39,393
Total revenues	78,010	67,825	128,906	206,160
Cost of revenue:
License	2,432	1,404	4,214	3,008
Connected services	4,979	5,359	11,290	12,662
Professional services	10,418	14,119	20,149	31,444
Amortization of intangible assets	—	—	—	103
Total cost of revenues	17,829	20,882	35,653	47,217
Gross profit	60,181	46,943	93,253	158,943
Operating expenses:
Research and development	23,332	31,846	44,201	65,152
Sales and marketing	4,930	5,619	9,696	11,690
General and administrative	11,199	16,659	23,953	29,452
Amortization of intangible assets	536	555	1,090	1,100
Restructuring and other costs, net	2,832	4,551	13,894	5,256
Goodwill impairment	—	252,096	—	252,096
Total operating expenses	42,829	311,326	92,834	364,746
Income (loss) from operations	17,352	(264,383)	419	(205,803)
Interest income	918	1,190	2,355	2,622
Interest expense	(2,716)	(3,111)	(6,109)	(6,347)
Other income (expense), net	499	(25)	771	1,397
Income (loss) before income taxes	16,053	(266,329)	(2,564)	(208,131)
(Benefit from) provision for income taxes	(5,603)	11,647	68	45,988
Net income (loss)	$21,656	$(277,976)	$(2,632)	$(254,119)

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

We expect our revenue to continue to be impacted by dynamics in the global automotive industry which has experienced production delays and slowdowns. Volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and related policies, also has resulted in increased pricing pressure from customers and delays in program timelines. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to continue to focus on cost management and may take future cost reduction actions, which may result in additional restructuring costs and impairment charges. In particular, in August 2024, we announced a restructuring plan intended to reduce operating expenses and position us for profitable future growth (the “Plan”). The implementation of the Plan was substantially complete by the end of the first quarter of fiscal year 2025. The charges that we incur are subject to a number of assumptions, including legal requirements in various jurisdictions. For additional details, refer to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2025	% of Total	2024	% of Total	2025 vs. 2024
License	$51,460	66.0%	$35,527	52.4%	44.8%
Connected services	12,648	16.2%	13,597	20.0%	(7.0)%
Professional services	13,902	17.8%	18,701	27.6%	(25.7)%
Total revenues	$78,010		$67,825		15.0%

Total revenues for the three months ended March 31, 2025 were $78.0 million, an increase of $10.2 million, or 15.0%, from $67.8 million for the three months ended March 31, 2024. The increase in revenues was driven by license revenue. The increase was partly offset by decreases in connected service and professional service revenues.

License Revenue

License revenue for the three months ended March 31, 2025 was $51.5 million, an increase of $16.0 million, or 44.8%, from $35.5 million for the three months ended March 31, 2024. The increase in license revenue was primarily driven by a $11.0 million increase in fixed contracts and a $5.0 million increase associated with variable contract revenue, as we continue to assess the levels of fixed license contracts and make adjustments. As a percentage of total revenues, license revenue increased 13.6 percentage points from 52.4% for the three months ended March 31, 2024 to 66.0% for the three months ended March 31, 2025.

Connected Services Revenue

Connected services revenue for the three months ended March 31, 2025 was $12.6 million, a decrease of $1.0 million, or 7.0%, from $13.6 million for the three months ended March 31, 2024. This decrease was driven by a $2.6 million catch up recognized in the 2024 period related to amended customer royalty reports, which did not recur in the 2025 period, partially offset by increased demand for our connected services products. As a percentage of total revenues, connected services revenue decreased by 3.8 percentage points from 20.0% for the three months ended March 31, 2024 to 16.2% for the three months ended March 31, 2025.

Professional Services Revenue

Professional service revenue for the three months ended March 31, 2025 was $13.9 million, a decrease of $4.8 million, or 25.7%, from $18.7 million for the three months ended March 31, 2024. This decrease was driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue decreased by 9.8 percentage points from 27.6% for the three months ended March 31, 2024 to 17.8% for the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

Total Revenues

The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2025 and 2024 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2025	% of Total	2024	% of Total	2025 vs. 2024
License	$74,185	57.5%	$56,350	27.3%	31.7%
Connected services	26,355	20.4%	110,417	53.6%	(76.1)%
Professional services	28,366	22.1%	39,393	19.1%	(28.0)%
Total revenues	$128,906		$206,160		(37.5)%

Total revenues for the six months ended March 31, 2025 were $128.9 million, a decrease of $77.3 million, or 37.5%, from $206.2 million for the six months ended March 31, 2024. The decrease in revenues was driven primarily by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer and a decrease in professional services revenue. The decrease was partially offset by increases in license revenue primarily related to fixed contracts.

License Revenue

License revenue for the six months ended March 31, 2025 was $74.2 million, an increase of $17.8 million, or 31.7%, from $56.4 million for the six months ended March 31, 2024. The increase in license revenue was primarily driven by a $11.1 million increase in fixed license contracts, a $5.2 million increase associated with variable contract revenue, as we continue to assess the levels of fixed license contracts and make adjustments, and $1.5 million associated with our Cerence Link product. As a percentage of total revenues, license revenue increased 30.2 percentage points from 27.3% for the six months ended March 31, 2024 to 57.5% for the six months ended March 31, 2025.

Connected Services Revenue

Connected services revenue for the six months ended March 31, 2025 was $26.4 million, a decrease of $84.0 million, or 76.1%, from $110.4 million for the six months ended March 31, 2024. This decrease was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue, respectively, as well as in period revenue of $8.9 million for these terminated contracts, in the first quarter of fiscal year 2024. This decrease was offset by an increase of $2.6 million in new connected revenue during the first half of fiscal year 2025. As a percentage of total revenues, connected services revenue decreased by 33.2 percentage points from 53.6% for the six months ended March 31, 2024 to 20.4% for the six months ended March 31, 2025.

Professional Services Revenue

Professional service revenue for the six months ended March 31, 2025 was $28.4 million, a decrease of $11.0 million, or 28.0%, from $39.4 million for the six months ended March 31, 2024. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue increased by 3.0 percentage points from 19.1% for the six months ended March 31, 2024 to 22.1% for the six months ended March 31, 2025.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
License	$2,432	$1,404	73.2%
Connected services	4,979	5,359	(7.1)%
Professional services	10,418	14,119	(26.2)%
Total cost of revenues	$17,829	$20,882	(14.6)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
License	$49,028	$34,123	43.7%
Connected services	7,669	8,238	(6.9)%
Professional services	3,484	4,582	(24.0)%
Total gross profit	$60,181	$46,943	28.2%

Total cost of revenues for the three months ended March 31, 2025 were $17.8 million, a decrease of $3.1 million, or 14.6%, from $20.9 million for the three months ended March 31, 2024.

We experienced an increase in total gross profit of $13.3 million, or 28.2%, from $46.9 million for the three months ended March 31, 2024 to $60.2 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in license revenues due to a higher volume of fixed contracts.

Cost of License Revenue

Cost of license revenue for the three months ended March 31, 2025 was $2.4 million, an increase of $1.0 million, or 73.2%, from $1.4 million for the three months ended March 31, 2024. Cost of license revenues increased due to the costs associated with our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue increased by 6.9 percentage points from 6.7% for the three months ended March 31, 2024 to 13.6% for the three months ended March 31, 2025.

License gross profit increased by $14.9 million, or 43.7%, for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024, primarily due to increases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the three months ended March 31, 2025 was $5.0 million, a decrease of $0.4 million, or 7.1%, from $5.4 million for the three months ended March 31, 2024. Cost of connected services revenue decreased primarily due to a $0.2 million decrease in our cloud infrastructure costs and $0.1 million decrease in amortization of costs previously deferred, and a $0.1 million decrease in internal allocated labor. As a percentage of total cost of revenues, cost of connected services revenue increased by 2.2 percentage points from 25.7% for the three months ended March 31, 2024 to 27.9% for the three months ended March 31, 2025.

Connected services gross profit decreased $0.5 million, or 6.9%, from $8.2 million for the three months ended March 31, 2024 to $7.7 million for the three months ended March 31, 2025, primarily due to declines in connected services revenues.

Cost of Professional Services Revenue

Cost of professional services revenue for the three months ended March 31, 2025 was $10.4 million, a decrease of $3.7 million, or 26.2%, from $14.1 million for the three months ended March 31, 2024. Cost of professional services revenue decreased primarily due to a $2.4 million decrease in third party contract labor and a $1.3 million decrease in salary-related expenditures. Decreases were driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, and other efficiencies in our professional services processes. As a percentage of total cost of revenues, cost of professional services revenue decreased by 9.2 percentage points from 67.6% for the three months ended March 31, 2024 to 58.4% for the three months ended March 31, 2025.

Professional services gross profit decreased $1.1 million, or 24.0%, from $4.6 million for the three months ended March 31, 2024 to $3.5 million for the three months ended March 31, 2025, which was primarily due to a decrease in professional services revenue.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

Total Cost of Revenues and Gross Profits

The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
License	$4,214	$3,008	40.1%
Connected services	11,290	12,662	(10.8)%
Professional services	20,149	31,444	(35.9)%
Amortization of intangibles	-	103	(100.0)%
Total cost of revenues	$35,653	$47,217	(24.5)%

The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
License	$69,971	$53,342	31.2%
Connected services	15,065	97,755	(84.6)%
Professional services	8,217	7,949	3.4%
Amortization of intangibles	—	(103)	100.0%
Total gross profit	$93,253	$158,943	(41.3)%

Total cost of revenues for the six months ended March 31, 2025 were $35.7 million, a decrease of $11.5 million, or 24.5%, from $47.2 million for the six months ended March 31, 2024.

We experienced a decrease in total gross profit of $65.6 million, or 41.3%, from $158.9 million for the six months ended March 31, 2024 to $93.3 million for the six months ended March 31, 2025. The decrease was primarily driven by the decrease in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of License Revenue

Cost of license revenue for the six months ended March 31, 2025 was $4.2 million, an increase of $1.2 million, or 40.1%, from $3.0 million for the six months ended March 31, 2024. Cost of license revenues increased primarily due to costs associated with our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue increased by 5.4 percentage points from 6.4% for the six months ended March 31, 2024 to 11.8% for the six months ended March 31, 2025.

License gross profit increased by $16.6 million, or 31.2%, for the six months ended March 31, 2025 when compared to the six months ended March 31, 2024, primarily due to increases in license revenues.

Cost of Connected Services Revenue

Cost of connected services revenue for the six months ended March 31, 2025 was $11.3 million, a decrease of $1.4 million, or (10.8)%, from $12.7 million for the six months ended March 31, 2024. Cost of connected services revenue decreased primarily due to a $0.7 million decrease in amortization of costs previously deferred, a $0.3 million decrease in our cloud infrastructure costs and a $0.4 million decrease in internally allocated labor costs. As a percentage of total cost of revenues, cost of connected service revenue increased by 4.9 percentage points from 26.8% for the six months ended March 31, 2024 to 31.7% for the six months ended March 31, 2025.

Connected services gross profit decreased $82.7 million, or 84.6%, from $97.8 million for the six months ended March 31, 2024 to $15.1 million for the six months ended March 31, 2025, primarily due to the decrease in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.

Cost of Professional Services Revenue

Cost of professional services revenue for the six months ended March 31, 2025 was $20.1 million, a decrease of $11.3 million, or 35.9%, from $31.4 million for the six months ended March 31, 2024. Cost of professional services revenue decreased primarily due to a $7.6 million decrease in third-party contractor costs, a $1.7 million decrease in salary-related expenditures, a $1.7 million decrease in internally allocated labor, a $0.2 million decrease in travel-related expenses, and a $0.1 million decrease in hardware costs. Decreases were driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, and other efficiencies in our professional services processes. As a percentage of total cost of revenues, cost of professional services revenue decreased by 10.1 percentage points from 66.6% for the six months ended March 31, 2024 to 56.5% for the six months ended March 31, 2025.

Professional services gross profit increased $0.3 million, or 3.4%, from $7.9 million for the six months ended March 31, 2024 to $8.2 million for the six months ended March 31, 2025, which was primarily due to the composition of our professional service arrangements.

Operating Expenses

The tables below show each component of operating expense. Total other expense, net and (benefit from) provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).

R&D Expenses

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Research and development	$23,332	$31,846	(26.7)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2025 were $23.3 million, a decrease of $8.5 million, or 26.7%, from $31.8 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $2.6 million decrease in third-party contract labor, a $2.2 million international tax credit catch-up, $2.0 million in capitalized costs associated with internally developed software and a $1.7 million decrease in salary-related expenditures. As a percentage of total operating expenses, R&D expenses increased by 44.3 percentage points from 10.2% for the three months ended March 31, 2024 to 54.5% for the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Research and development	$44,201	$65,152	(32.2)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2025 were $44.2 million, a decrease of $21.0 million, or 32.2%, from $65.2 million for the six months ended March 31, 2024. The decrease was primarily attributable to a $5.3 million decrease in third-party contractor costs, a $4.9 million international tax credit catch-up related to two different tax jurisdictions, a $5.9 million decrease in salary-related expenditures, a $1.9 million decrease in stock-based compensation expense, and a $3.2 million decrease in capitalized costs associated with internally developed software. The decreases are offset by a $0.2 million increase in our cloud infrastructure costs. As a percentage of total operating expenses, R&D expenses increased by 29.7 percentage points from 17.9% for the six months ended March 31, 2024 to 47.6% for the six months ended March 31, 2025.

Sales & Marketing Expenses

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$4,930	$5,619	(12.3)%

Sales and marketing expenses for the three months ended March 31, 2025 were $4.9 million, a decrease of $0.7 million, or 12.3%, from $5.6 million for the three months ended March 31, 2024. The decrease in sales and marketing expenses was primarily attributable to a $0.5 million decrease in professional services, and a $0.2 million decrease in commissions expenditures. As a percentage of total operating expenses, sales and marketing expenses decreased by 9.7 percentage points from 1.8% for the three months ended March 31, 2024 to 11.5% for the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$9,696	$11,690	(17.1)%

Sales and marketing expenses for the six months ended March 31, 2025 were $9.7 million, a decrease of $2.0 million, or 17.1%, from $11.7 million for the six months ended March 31, 2024. The decrease in sales and marketing expenses was primarily attributable to a $1.2 million decrease in salary-related expenditures, a $0.5 million decrease in travel-related expenditures, and a $0.3 million decrease in professional services. As a percentage of total operating expenses, sales and marketing expenses increased by 7.2 percentage points from 3.2% for the six months ended March 31, 2024 to 10.4% for the six months ended March 31, 2025.

General & Administrative Expenses

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$11,199	$16,659	(32.8)%

General and administrative expenses for the three months ended March 31, 2025 were $11.2 million, a decrease of $5.5 million, or 32.8%, from $16.7 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was primarily attributable to a $6.1 million credit loss provision related to the bankruptcy of one fitness equipment manufacturer recognized in the second quarter of 2024, a $0.5 million decrease in salary-related expenditures, and a $0.4 million decrease in rent expenditures. The decrease was partially offset by a $0.8 million increase in stock-based compensation costs and a $0.7 million increase in depreciation expense. As a percentage of total operating expenses, general and administrative expenses increased by 20.7 percentage points from 5.4% for the three months ended March 31, 2024 to 26.1% for the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$23,953	$29,452	(18.7)%

General and administrative expenses for the six months ended March 31, 2025 were $24.0 million, a decrease of $5.5 million, or 18.7%, from $29.5 million for the six months ended March 31, 2024. The decrease in general and administrative expenses was primarily attributable to a $6.1 million credit loss provision related to the bankruptcy of one fitness equipment manufacturer recognized in the second quarter of 2024. The decrease was partially offset by a $0.6 million increase in third-party contract labor. As a percentage of total operating expenses, general and administrative expenses increased by 17.7 percentage points from 8.1% for the six months ended March 31, 2024 to 25.8% for the six months ended March 31, 2025.

Amortization of Intangible Assets

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Cost of revenues	$—	$—	—
Operating expense	536	555	(3.4)%
Total amortization	$536	$555	(3.4)%

Intangible asset amortization for the three months ended March 31, 2025 was $0.5 million, a decrease of $0.1 million, or 3.4%, from $0.6 million for the three months ended March 31, 2024. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2025 and 2024. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Acquired technology and patents were fully amortized as of December 31, 2024. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 1.1 percentage point from 0.2% for the six months ended March 31, 2024 as compared to 1.3% for the six months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Cost of revenues	$—	$103	(100.0)%
Operating expense	1,090	1,100	(0.9)%
Total amortization	$1,090	$1,203	(9.4)%

Intangible asset amortization for the six months ended March 31, 2025 was $1.1 million, a decrease of $0.1 million, or 9.4%, from $1.2 million for the six months ended March 31, 2024. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal year 2025 and 2024. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.

As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.2 percentage points from 0.2% for the six months ended March 31, 2024 to 0.0% for the six months ended March 31, 2025. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.9 percentage points from 0.3% for the six months ended March 31, 2024 as compared to 1.2% for the six months ended March 31, 2025.

Other Components of Operating Expense

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Restructuring and other costs, net	$2,832	$4,551	(37.8)%
Goodwill impairment	$-	$252,096	100.0%

Fiscal Year 2025

For the three months ended March 31, 2025, we recorded restructuring and other costs, net of $2.8 million, which included a $1.6 million charge related to the elimination of personnel, and a $1.1 million charge related to our transformation initiatives.

Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Examples of factors that could trigger an impairment of such assets include, but are not limited to, our market capitalization declining to below net book value, declines in our stock price for sustained periods of time, and negative industry or economic trends. Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

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

As a percentage of total operating expenses, restructuring and other costs, net increased by 5.1 percentage points from 1.5% for the three months ended March 31, 2024 to 6.6% for the three months ended March 31, 2025.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Restructuring and other costs, net	$13,894	$5,256	164.3%
Goodwill impairment	$-	$252,096	100.0%

Fiscal Year 2025

For the six months ended March 31, 2025,we recorded restructuring and other costs, net of $13.9 million, which included an $12.0 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense for the termination of our former senior management employees, and a $1.9 million charge related to our transformation initiatives. We are focused on pursuing actions intended to position us to deliver on our generative AI and LLM product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions. During the remainder of fiscal year 2025, we expect additional personnel-related restructuring costs in connection with the Plan as we better align our cost structure with current levels of revenue.

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

Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Examples of factors that could trigger an impairment of such assets include, but are not limited to, our market capitalization declining to below net book value, declines in our stock price for sustained periods of time, and negative industry or economic trends. Future adverse changes in these or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.

As a percentage of total operating expenses, restructuring and other costs, net increased by 13.6 percentage points from 1.4% for the six months ended March 31, 2024 to 15.0% for the six months ended March 31, 2025.

Total Other Expense, Net

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Interest income	$918	$1,190	(22.9)%
Interest expense	(2,716)	(3,111)	(12.7)%
Other income (expense), net	499	(25)	(2096.0)%
Total other expense, net	$(1,299)	$(1,946)	(33.2)%

Total other expense, net for the three months ended March 31, 2025 was expense of $1.3 million, a change of $0.6 million from $1.9 million of expense for the three months ended March 31, 2024. The decrease in interest expense was primarily attributable to a lower principal balance of the 2025 Notes. The change in Other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Interest income	$2,355	$2,622	(10.2)%
Interest expense	(6,109)	(6,347)	(3.7)%
Other income, net	771	1,397	(44.8)%
Total other expense, net	$(2,983)	$(2,328)	28.1%

Total other expense, net for the six months ended March 31, 2025 was expense of $3.0 million, a change of $0.7 million from $2.3 million of expense for the six months ended March 31, 2024. The decrease in interest income was primarily attributable to lower returns on investments. The decrease in interest expense was primarily attributable to a lower average principal balance on our 2025 Notes and the termination of our Senior Credit Facilities in December of 2024. The change in Other income, net was primarily driven by a reduction in gains from foreign exchange offset by a $0.3 million gain on the extinguishment of debt related to our repurchase of $27.4 million principal value of the 2025 Notes. For further information, see “Liquidity and Capital Resources” below.

Provision For (Benefit From) Income Taxes

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
(Benefit from) provision for income taxes	$(5,603)	$11,647	(148.1)%
Effective income tax rate %	(34.9)%	(4.4)%

Our effective income tax rate for the three months ended March 31, 2025 was negative 34.9%, compared to negative 4.4% for the three months ended March 31, 2024. Our benefit from income taxes for the three months ended March 31, 2025 was $5.6 million, a net change of $17.2 million from a provision for income taxes of $11.6 million for the three months ended March 31, 2024. This difference was attributable to the impairment of book goodwill in the three months ended March 31, 2024.

Six Months Ended March 31, 2025 Compared with Six Months Ended March 31, 2024

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Provision for income taxes	$68	$45,988	(99.9)%
Effective income tax rate%	(2.7)%	(22.1)%

Our effective income tax rate for the six months ended March 31, 2025 was negative 2.7%, compared to negative 22.1% for the six months ended March 31, 2024. Our provision for income taxes for the six months ended March 31, 2025 was $0.1 million, a net change of $45.9 million from a provision for income taxes of $46.0 million for the six months ended March 31, 2024. This difference was attributable to the impairment of book goodwill and one-time acceleration of legacy deferred revenue in the six months ended March 31, 2024.

Liquidity and Capital Resources

Financial Condition

As of March 31, 2025, we had $122.8 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include corporate bonds and government securities.

Sources and Material Cash Requirements

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.

Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $122.8 million of cash, cash equivalents, and marketable securities as of March 31, 2025, we believe that we will be able to meet our liquidity needs over the next 12 months. Our assessment included the repayment of the $60.1 million of the 2025 Modified Notes due in the third quarter of fiscal 2025.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	921	3,672	1,383	-	5,976
2025 Modified Notes	60,125	-	87,500	-	147,625
Cash interest payable on the 2025 Modified Notes (a)	959	2,623	988	-	4,570
Operating leases	2,416	10,631	7,462	1,219	21,728
Financing leases	196	53	-	-	249
Total material cash requirements	$64,616	$16,979	$219,833	$1,219	$302,647

(a)
Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of March 31, 2025.

Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and persistently high interest rates, changes in the political, legal and regulatory environment, including trade policies and tariffs, and disruptions and instability in the banking industry have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility, could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes along with the remaining $87.5 million of the 2025 Notes (together the "2025 Modified Notes") that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2025, the carrying amount of the 2025 Modified Notes was $136.7 million, net of unamortized costs of $10.9 million.

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

We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2025, the carrying amount of the 2028 Notes was $120.9 million and unamortized issuance costs of $1.6 million. As of March 31, 2025, the 2028 Notes were not convertible.

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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Contractual interest expense	$1,221	$1,439	$2,646	$2,881
Amortization of debt discount	263	251	528	502
Amortization of issuance costs	1,224	1,219	2,505	2,436
Total interest expense related to the Notes	$2,708	$2,909	$5,679	$5,819

The conditional conversion feature of the Notes was not triggered during the three and six months ended March 31, 2025. As of March 31, 2025, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Senior Credit Facilities

On June 12, 2020, we entered into the Term Loan Facility. The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into the Revolving Facility, which could have been drawn on in the event that our working capital and other cash needs were not supported by our operating cash flow. In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full.

On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.

Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2025 and 2024 was zero and $0.1 million, respectively, and was $0.4 million and $0.1 million for the six months ended March 31, 2025 and 2024, respectively. Amounts reflect the coupon and accretion of the discount.

Cash Flows

Cash flows from operating, investing and financing activities for the six months ended March 31, 2025 and 2024, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2025	2024	2025 vs. 2024
Net cash provided by (used in) operating activities	$24,720	$(1,771)	1495.8%
Net cash (used in) provided by investing activities	(926)	245	478.0%
Net cash (used in) provided by financing activities	(27,189)	515	5379.4%
Effect of foreign currency exchange rates on cash and cash equivalents	(722)	(967)	25.3%
Net changes in cash and cash equivalents	$(4,117)	$(1,978)	(108.1)%

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2025 was $24.7 million, a net change of $26.5 million, or 1495.8%, from net cash used in operating activities of $1.8 million for the six months ended March 31, 2024. The change in cash flows were primarily due to:

•
A decrease of $50.5 million from income before non-cash charges;
•
A decrease of $9.0 million due to unfavorable changes in working capital primarily related to accrued expenses and other liabilities, accounts receivable, prepaid expenses and other assets; and
•
An increase of $86.0 million from changes in deferred revenue.

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

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities for the six months ended March 31, 2025 was $0.9 million, a net change of $1.1 million, or 478.0%, from $0.2 million of cash used in investing activities for the six months ended March 31, 2024. The change in cash flows were primarily due to an decrease of $0.4 million net cash inflow related to marketable securities and $0.9 million related to additional capital expenditures.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities for the six months ended March 31, 2025 was $27.2 million, a net change of $27.7 million, from cash provided by financing activities of $0.5 million for the six months ended March 31, 2024. The change in cash flows were primarily due to:

•
An increase of $27.0 million in principal payments for short-term debt;
•
A decrease of $8.3 million in proceeds from the issuance of our common stock; and
•
A decrease of $7.6 million in payments of tax related withholdings due to the net settlement of equity awards.

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

We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $31.0 million at March 31, 2025. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $2.6 million at March 31, 2025. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity

We are exposed to interest rate risk as a result of our cash and cash equivalents. At March 31, 2025, we held approximately $117.4 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.6 million per annum, based on March 31, 2025 reported balances.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Derivative Actions

On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dwahan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the now settled securities class action filed on February 2022 in the United States District Court for the District of Massachusetts, which alleged that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On February 3, 2025, defendants filed a motion to dismiss on the grounds of demand futility and failure to state a claim, which motion is fully briefed as of April 3, 2025. Plaintiffs in the derivative actions seek, among other things, the implementation of purported corporate governance reforms and a requirement that the individual defendants pay unspecified damages and reimbursement of compensation to the Company.

Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action have also been filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On June 26, 2024, the court stayed the Fleming action pending the outcome of mediation. On August 12, 2024, the court stayed the Goncalves action pending the outcome of mediation.

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

Our business depends on, and is directly affected by, the global automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, trade restrictions, customs regulations, tariffs and price or exchange controls, preferences by nations for domestically manufactured products and political volatility, especially in energy-producing countries and large or high growth markets. Such factors have in the past and may in the future also negatively impact consumer demand for automobiles that include features such as our products. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. The volume of global automotive production has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. For example, the U.S. government and governments of other countries recently adopted tariffs that apply to the automotive industry and may affect the business of our customers, which in turn could impact our own business. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer, the closure of a customer manufacturing facility or the ability of a customer manufacturing facility to obtain supplies to manufacture automobiles and to ship or receive shipments of parts, supplies or finished product on prices that are acceptable to them, or imposition of tariffs that affect the prices at which end consumers purchase automobiles, may result in a reduction in automotive sales and production by our customers, and could have a material adverse effect on our business, results of operations and financial condition.

In the past couple of years, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•
falling overall demand for goods and services, leading to reduced profitability;
•
reduced credit availability;
•
higher borrowing costs;
•
reduced liquidity;
•
recession risks;
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

These developments, along with continued uncertainty about tariffs and trade policies,economic stability related to the global outbreak of COVID-19, and the ongoing conflicts in Ukraine and the Middle East, have resulted in supply chain disruption, inflation, higher interest rates, fluctuations in currency exchange rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global political, trade and economic conditions and the potential for a global recession, we may see them increase pricing pressure on us, reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in automobile production or purchasing decisions, lack of renewals or the inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.

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
•
change in costs and demand for our products due to tariffs, or regulatory or trade restrictions;
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

Litigation may be necessary to enforce our intellectual property rights, including our patents, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For example, we have initiated legal proceedings to enforce or defend our intellectual property rights or the terms of existing agreements against multiple third parties. Litigation, regardless of the outcome, can be very expensive and can divert management’s efforts, which could harm our business and financial results, and third parties may have the ability to dedicate substantially greater resources to these legal actions than us. The potential outcomes of litigation are unpredictable and, as a result, there can be no assurance that we will prevail in any such litigation or, if we prevail, what remedies might be awarded. Moreover, such litigation has resulted, and may in the future result, in counterclaims against us which may be costly to defend and could subject us to significant liabilities or cause severe disruptions to our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights which could harm the Company’s business, financial condition and results of operations.

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

During the three-month period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

By-law Amendment. On May 6, 2025, our Board of Directors approved an amendment (the “Amendment”) to Section 5.10 of our Second Amended and Restated By-laws for purposes of clarifying that our Controller shall be our Chief accounting Officer, unless otherwise determined by our Board of Directors. This Amendment is effective as of May 6, 2025. The Amendment is filed as Exhibit 3.3 to this report and incorporated herein by this reference.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.			001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
3.3	Amendment No. 1 to Second Amended and Restated By-laws of Cerence Inc.	X
10.1†	Promotion Offer Letter, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz		10-Q	001-39030	10.7	February 3, 2025
10.2†	Retention Bonus Agreement, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz		10-Q	001-39030	10.8	February 3, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

*	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: May 7, 2025	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)