Form 10-Q
period 2025-06-30
Cerence Inc.
filed 2025-08-06
CIK 1768267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had 43,319,651 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, anticipations, intentions, estimates, assumptions, plans and projections about our business, operations, industry, financial results, financial condition, strategy, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” “objectives” and words and terms of similar substance in connection with discussions of our company, business, industry and market trends, strategy and plans, and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those set forth in such forward-looking statements, including but not limited to:
•the highly competitive and rapidly changing market in which we operate;
•adverse conditions in the automotive industry or the global economy more generally, including consumer spending and preferences, changes in interest rate levels and credit availability, fuel costs and availability, governmental incentives and regulatory requirements, trade restrictions, customs regulations, tariffs and price or exchange controls, and the ongoing conflicts in Ukraine and the Middle East;
•volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response and automotive production curtailment or delays related thereto or other changes in law and regulation applicable to us;
•automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•the continuing effects of the COVID-19 pandemic and its impact on our business and financial performance, including the impact of new variants, and other public health events;
•our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (“LLMs”) and price increases related thereto;
•escalating pricing pressures from our customers;
•the cancellation or postponement of service contracts after a design win;
•our failure to win, renew or implement service contracts;
•the loss of business from any of our largest customers;
•the impact on our business from the transition to a lower level of fixed contracts, including, but not limited to, the failure to achieve the expected predictability and growth in our reported revenue;
•fluctuations in our financial and operating results, which may be contributed to by the following factors, among others: the volume, timing and fulfillment of customer contracts; changes in customer forecasts; the timing of receipt and accuracy of royalty reports; fluctuating sales by our customers to their end-users; pricing; the mix of revenue from customer contracts; and the level of professional service projects;
•our inability to control and successfully manage our expense and cash positions;
•our transformation plans and cost efficiency initiatives;
•our inability to deliver improved financial results from process optimization efforts and cost reductions;
•disruptions arising from transitions in management personnel;

•our inability to recruit and retain qualified personnel;
•our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•cybersecurity and data privacy incidents that damage client relations;
•interruption or delays in our services or services from data center hosting facilities or public clouds;
•economic, political, regulatory, foreign exchange, tariff, trade, and other risks of international operations;
•unforeseen U.S. and foreign tax liabilities;
•increases or decreases to valuation allowances recorded against deferred tax assets;
•impairment of our goodwill and other intangible assets;
•the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•adverse developments related to our intellectual property enforcement litigations, the outcome of such litigations, or remedies that could be awarded in connection with such litigations;
•defects in our software products that result in lost revenue, expensive corrections or claims against us;
•our inability to quickly respond to changes in technology and to develop our intellectual property into commercially viable products;
•our inability to expand into adjacent markets, including, without limitation, two-wheeled vehicles, trucks and Artificial Intelligence of Things or "AIoT", in the timeframes or levels expected;
•a significant interruption in the supply or maintenance of our third-party hardware, software, services or data;
•restrictions on our current and future operations under the terms of our debt, the use of cash to service our debt and our inability to generate sufficient cash from our operations; and
•certain factors discussed elsewhere in this Form 10-Q.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License	$34,176	$43,055	$108,361	$99,405
Connected services	12,842	10,939	39,197	121,356
Professional services	15,218	16,545	43,584	55,938
Total revenues	62,236	70,539	191,142	276,699
Cost of revenues:
License	1,074	1,795	5,288	4,803
Connected services	4,805	5,718	16,095	18,380
Professional services	10,469	12,592	30,618	44,036
Amortization of intangible assets	—	—	—	103
Total cost of revenues	16,348	20,105	52,001	67,322
Gross profit	45,888	50,434	139,141	209,377
Operating expenses:
Research and development	27,152	31,184	71,353	96,336
Sales and marketing	5,916	5,208	15,612	16,898
General and administrative	12,340	9,831	36,293	39,283
Amortization of intangible assets	578	550	1,668	1,650
Restructuring and other costs, net	850	1,490	14,744	6,746
Goodwill impairment	—	357,076	—	609,172
Total operating expenses	46,836	405,339	139,670	770,085
Loss from operations	(948)	(354,905)	(529)	(560,708)
Interest income	895	1,287	3,250	3,909
Interest expense	(2,409)	(3,104)	(8,518)	(9,451)
Other income, net	1,673	626	2,444	2,023
Loss before income taxes	(789)	(356,096)	(3,353)	(564,227)
Provision for (benefit from) income taxes	1,932	(42,553)	2,000	3,435
Net loss	$(2,721)	$(313,543)	$(5,353)	$(567,662)
Net loss per share:
Basic	$(0.06)	$(7.50)	$(0.12)	$(13.66)
Diluted	(0.06)	(7.50)	(0.12)	(13.66)
Weighted-average common shares outstanding:
Basic	43,262	41,795	43,127	41,566
Diluted	43,262	41,795	43,127	41,566
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(2,721)	$(313,543)	$(5,353)	$(567,662)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,784	(1,823)	(93)	(768)
Pension adjustments, net	(2)	(14)	(10)	(26)
Net unrealized gains (losses) on available-for-sale securities	(2)	13	(19)	173
Total other comprehensive income (loss)	2,780	(1,824)	(122)	(621)
Comprehensive income (loss)	$59	$(315,367)	$(5,475)	$(568,283)
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,672	$121,485
Marketable securities	5,454	5,502
Accounts receivable, net of allowances of $57 and $1,613	62,220	62,755
Deferred costs	4,696	5,286
Prepaid expenses and other current assets	44,057	70,481
Total current assets	190,099	265,509
Long-term marketable securities	—	3,453
Property and equipment, net	34,860	30,139
Deferred costs	16,183	18,051
Operating lease right of use assets	17,377	12,879
Goodwill	299,064	296,858
Intangible assets, net	—	1,706
Deferred tax assets	59,098	51,398
Other assets	20,122	22,365
Total assets	$636,803	$702,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,544	$3,959
Deferred revenue	53,249	52,822
Short-term operating lease liabilities	4,158	4,528
Short-term debt	—	87,094
Accrued expenses and other current liabilities	44,615	68,405
Total current liabilities	107,566	216,808
Long-term debt	198,823	194,812
Deferred revenue, net of current portion	132,742	114,354
Long-term operating lease liabilities	13,847	8,803
Other liabilities	28,152	26,484
Total liabilities	481,130	561,261
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 43,264 and 41,924 shares issued and outstanding, respectively	433	419
Accumulated other comprehensive loss	(26,034)	(25,912)
Additional paid-in capital	1,108,367	1,088,330
Accumulated deficit	(927,093)	(921,740)
Total stockholders' equity	155,673	141,097
Total liabilities and stockholders' equity	$636,803	$702,358
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$149,269
Net loss	-	-	-	(2,721)	-	(2,721)
Other comprehensive income	-	-	-	-	2,780	2,780
Issuance of common stock	11	-	29	-	-	29
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(29)	-	-	(29)
Stock-based compensation	-	-	6,345	-	-	6,345
Balance at June 30, 2025	43,264	$433	$1,108,367	$(927,093)	$(26,034)	$155,673

Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	41,777	$417	$1,077,527	$(587,781)	$(26,763)	$463,400
Net loss	-	-	-	(313,543)	-	(313,543)
Other comprehensive loss	-	-	-	-	(1,824)	(1,824)
Issuance of common stock	27	1	113	-	-	114
Stock withheld to cover tax withholdings requirements upon stock vesting	-	-	(113)	-	-	(113)
Stock-based compensation	-	-	6,166	-	-	6,166
Balance at June 30, 2024	41,804	$418	$1,083,693	$(901,324)	$(28,587)	$154,200

CERENCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Cont.)
(In thousands)
(unaudited)

Nine Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	419	1,088,330	(921,740)	(25,912)	141,097
Net loss	-	-	-	(5,353)	-	(5,353)
Other comprehensive loss	-	-	-	-	(122)	(122)
Issuance of common stock	1,342	14	2,190	-	-	2,204
Stock withheld to cover tax withholdings requirements upon stock vesting	(2)	-	(2,200)	-	-	(2,200)
Stock-based compensation	-	-	20,047	-	-	20,047
Balance at June 30, 2025	43,264	$433	$1,108,367	$(927,093)	$(26,034)	$155,673

Nine Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	40,423	$404	$1,056,099	$(333,662)	$(27,966)	$694,875
Net loss	-	-	-	(567,662)	-	(567,662)
Other comprehensive income	-	-	-	-	(621)	(621)
Issuance of common stock	1,382	14	10,623	-	-	10,637
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	-	(9,857)	-	-	(9,857)
Stock-based compensation	-	-	26,828	-	-	26,828
Balance at June 30, 2024	41,804	$418	$1,083,693	$(901,324)	$(28,587)	$154,200
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,353)	$(567,662)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	8,512	8,049
Provision for credit loss reserve	208	3,624
Stock-based compensation	20,047	19,291
Non-cash interest expense	4,647	4,481
Gain on debt extinguishment	(327)	—
Deferred tax (benefit) provision	(5,303)	(2,877)
Goodwill impairment	—	609,172
Unrealized foreign currency transaction (gains) losses	(2,708)	507
Other, net	(33)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(2,949)	(3,762)
Prepaid expenses and other assets	27,132	16,800
Deferred costs	3,068	3,589
Accounts payable	1,484	(6,233)
Accrued expenses and other liabilities	(17,134)	(3,236)
Deferred revenue	17,130	(70,625)
Net cash provided by operating activities	48,421	11,081
Cash flows from investing activities:
Capital expenditures	(11,353)	(3,550)
Sale and maturities of marketable securities	3,493	9,207
Other investing activities	(1,145)	(1,332)
Net cash (used in) provided by investing activities	(9,005)	4,325
Cash flows from financing activities:
Principal payments of short-term debt	(87,089)	—
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,200)	(9,857)
Payments for long-term debt issuance costs	—	(419)
Principal payment of lease liabilities arising from a finance lease	(331)	(303)
Proceeds from the issuance of common stock	2,204	10,637
Net cash (used in) provided by financing activities	(87,416)	58
Effects of exchange rate changes on cash and cash equivalents	187	(1,096)
Net change in cash and cash equivalents	(47,813)	14,368
Cash and cash equivalents at beginning of period	121,485	101,154
Cash and cash equivalents at end of period	$73,672	$115,522
Supplemental information:
Cash paid for income taxes	$4,739	$8,050
Cash paid for interest	$3,980	$4,389

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
The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
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
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 16.4% and 11.8% of our Accounts receivable, net balance at June 30, 2025. One customer accounted for 21.4% of our Accounts receivable, net balance at September 30, 2024.

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
The change in the allowance for credit losses for the nine months ended June 30, 2025 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2024	$1,614
Credit loss provision	208
Write-offs, net of recoveries	(1,745)
Effect of foreign currency translation	(9)
Balance as of June 30, 2025	$68
During the three months ended December 31, 2024, we signed a termination agreement with an international electric vehicle maker. As a result, we wrote off a $1.7 million balance, of which $1.5 million had been previously reserved for within our allowance for credit losses.
Inventory
Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of June 30, 2025 and September 30, 2024, inventory was $1.9 million and $1.0 million, respectively.
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
(a)Disaggregated Revenue
Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$10,905	$12,729	$29,701	$128,216
Other Americas	245	314	892	450
Germany	21,470	17,518	60,577	72,075
Other Europe, Middle East and Africa	5,956	4,838	17,109	13,070
Japan	6,353	25,010	30,811	35,181
Other Asia-Pacific	17,307	10,130	52,052	27,707
Total revenues	$62,236	$70,539	$191,142	$276,699
For the three and nine months ended June 30, 2025, revenues within Korea were $8.0 million and $26.2 million, respectively, which were more than 10% of total revenues. For the three months ended June 30, 2025, revenues within China were $7.3 million, which were more than 10% of total revenues. For the nine months ended June 30, 2025, revenues within China were $17.6 million, which were less than 10% of total revenues.
Revenues relating to three customers accounted for $9.4 million, or 15.1%, $7.1 million, or 11.4%, and $6.9 million, or 11.1% of revenues for the three months ended June 30, 2025. Revenues relating to one customer accounted for $23.9 million, or 12.5% of revenues for the nine months ended June 30, 2025.
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
(b)Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of June 30, 2025 and September 30, 2024, we had $5.7 million and $7.1 million of contract acquisition costs, respectively. We had amortization expense of $0.6 million and $1.0 million related to these costs during the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $2.7 million for the nine months ended June 30, 2025 and 2024, respectively. There was no impairment related to contract acquisition costs.

(c)Capitalized Contract Costs
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
We had amortization expense of $1.5 million and $1.3 million related to these costs during the three months ended June 30, 2025 and 2024, respectively, and $5.0 million and $7.1 million for the nine months ended June 30, 2025 and 2024, respectively. There was no impairment related to contract costs capitalized.
(d)Trade Accounts Receivable and Contract Balances
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

Contract assets
Balance as of September 30, 2024	$22,219
Revenues recognized but not billed	21,494
Amounts reclassified to Accounts receivable, net	(27,490)
Effect of foreign currency translation	66
Balance as of June 30, 2025	$16,289
Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. Deferred revenues were $222.6 million as of September 30, 2023. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2024	$167,176
Amounts billed but not recognized	74,008
Revenue recognized	(61,400)
Effect of foreign currency translation	6,207
Balance as of June 30, 2025	$185,991
(e) Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2025 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$85,885	$82,851	$55,786	$224,522
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
The following table presents the reconciliation of the numerator and denominator for calculating net (loss) income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2025	2024	2025	2024

Numerator:
Net loss - basic and diluted	$(2,721)	$(313,543)	$(5,353)	$(567,662)

Denominator:
Weighted average common shares outstanding - basic and diluted	43,262	41,795	43,127	41,566

Net loss per common share:
Basic and diluted	$(0.06)	$(7.50)	$(0.12)	$(13.66)
We exclude weighted-average potential shares from the calculations of diluted net (loss) income per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2025	2024	2025	2024
Restricted stock unit awards	669	—	—	—
Contingently issuable stock awards	—	—	61	264
Conversion option of our Notes	6,270	7,495	6,822	7,495
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
The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement as of the measurement date as follows:
•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 - Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the assets or liabilities.
•Level 3 - Unobservable inputs that are supported by little or no market activity.
The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $18,656 at cost (a)	$18,656	$18,656	$-
Level 2:
Government securities, $1,415 cost (b)	1,418	-	1,418
Time deposits, $6,888 at cost (a)	6,888	6,888	-
Corporate bonds, $4,029 at cost (b)	4,036	-	4,036
Debt securities, $2,000 at cost (c)	3,166	-	-
Total assets	$34,164	$25,544	$5,454

	September 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $77,785 at cost (a)	$77,785	$77,785	$-
Level 2:
Government securities, $3,940 cost (b)	3,950	-	3,950
Time deposits, $3,700 at cost (a)	3,700	3,700	-
Corporate bonds, $4,984 at cost (b)	5,005	-	5,005
Debt securities, $2,000 at cost (c)	3,099	-	-
Total assets	$93,539	$81,485	$8,955
(a)Money market funds and other highly liquid investments with original maturities of 90 days or less are included within Cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(b)Government securities, commercial paper and corporate bonds with original maturities greater than 90 days are included within Marketable securities in the Condensed Consolidated Balance Sheets and classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.
(c)Debt securities within the Condensed Consolidated Balance Sheets are classified as current or noncurrent based upon whether the maturity of the financial asset is less than or greater than 12 months.
During the three and nine months ended June 30, 2025, unrealized gains related to our marketable securities were immaterial within Accumulated other comprehensive (loss) income. During the three and nine months ended June 30, 2024, unrealized (losses) gains related to our marketable securities were immaterial and $0.2 million, respectively, within Accumulated other comprehensive (loss) income.
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

Long-term debt
The estimated fair value of our Long-term debt is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2025 and September 30, 2024, the estimated fair value of our Notes was $162.4 million and $184.8 million, respectively. The Notes are recorded at face value less transaction costs on our Condensed Consolidated Balance Sheets.
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
Investments without readily determinable fair values were $2.6 million as of June 30, 2025 and September 30, 2024. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and nine months ended June 30, 2025 and 2024.
Note 6. Derivative Financial Instruments
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of June 30, 2025 and September 30, 2024, the total notional amount of forward contracts was $24.2 million and $59.1 million, respectively. As of June 30, 2025 and September 30, 2024, the weighted-average remaining maturity of these instruments was approximately 7.2 and 9.9 months, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2025 and September 30, 2024 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2025	September 30, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$18	$65
Foreign currency forward contracts	Other assets	—	68
Foreign currency forward contracts	Accrued expenses and other current liabilities	1,179	691
Foreign currency forward contracts	Other liabilities	122	163
The following tables display a summary of the income (loss) related to foreign currency forward contracts for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

		Income (loss) recognized in earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives not designated as hedges	Classification	2025	2024	2025	2024
Foreign currency forward contracts	Other income, net	$(431)	$33	$(1,424)	$(467)
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
All goodwill is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Upon consideration of our components, we have concluded that we have one reporting unit.
For the three months ended June 30, 2025, the Company recorded a non-cash out-of-period adjustment resulting in an increase of $3.8 million to deferred tax assets to correct an error related to a prior period, with an offset to goodwill shown as an adjustment. See Note 13 – Income Taxes for additional details.
The changes in the carrying amount of goodwill for the nine months ended June 30, 2025 are as follows (dollars in thousands):

Total
Balance as of September 30, 2024	$296,858
Goodwill adjustment	(3,789)
Effect of foreign currency translation	5,995
Balance as of June 30, 2025	$299,064
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
Based upon the results of the impairment tests, we recorded goodwill impairment charges of $357.1 million and $609.2 million within the Condensed Consolidated Statement of Operations during the three and nine months ended June 30, 2024, respectively.
(b) Intangible Assets, Net
The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,259	$(110,259)	$—	—
Technology and patents	90,587	(90,587)	—	—
Total	$200,846	$(200,846)	$—

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,659	$(106,953)	$1,706	0.5
Technology and patents	90,042	(90,042)	-	-
Total	$198,701	$(196,995)	$1,706
Amortization expense related to intangible assets in the aggregate was $0.6 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.8 million for the nine months ended June 30, 2025 and 2024, respectively. We expect amortization of intangible assets to be immaterial for the remainder of fiscal year 2025.
Note 8. Leases
We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.
The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Weighted-average remaining lease term (in months):
Operating leases	47.3	46.0
Finance leases	5.8	13.4
Weighted-average discount rate:
Operating leases	7.3%	6.6%
Finance leases	4.4%	4.4%
The following table presents lease expense for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Finance lease costs:
Amortization of right of use asset	$96	$104	$288	$320
Interest on lease liability	1	5	6	18
Operating lease cost	1,974	1,554	4,759	4,763
Variable lease cost	158	259	1,076	1,830
Sublease income	(56)	(50)	(153)	(161)
Total lease cost	$2,173	$1,872	$5,976	$6,770
For the three months ended June 30, 2025 and 2024, cash payments related to operating leases were $2.0 million and $1.6 million, respectively, and $4.7 million and $4.9 million for the nine months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, cash payments related to finance leases were $0.1 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the nine months ended June 30, 2025 and 2024, cash payments related to financing leases were $0.3 million and $0.3 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended June 30, 2025 and 2024, right of use assets obtained in exchange for lease obligations were immaterial and $2.0 million, respectively, and $7.9 million and $3.6 million for the nine months ended June 30, 2025 and 2024, respectively.

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2025 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2025	$1,043	$106	$1,149
2026	5,701	53	5,754
2027	5,265	—	5,265
2028	4,521	—	4,521
2029	3,188	—	3,188
Thereafter	1,239	—	1,239
Total future minimum lease payments	$20,957	$159	$21,116
Less effects of discounting	(2,952)	(1)	(2,953)
Total lease liabilities	$18,005	$158	$18,163
Reported as of June 30, 2025
Short-term lease liabilities	$4,158	$158	$4,316
Long-term lease liabilities	13,847	—	13,847
Total lease liabilities	$18,005	$158	$18,163
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2025	September 30, 2024
Compensation	$27,270	$18,755
Professional fees	5,005	4,015
Cost of revenue related liabilities	3,118	2,864
Sales and other taxes payable	1,873	3,668
Interest payable	1,575	1,735
Legal settlement	—	30,000
Other	5,774	7,368
Total	$44,615	$68,405
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

Note 10. Restructuring and Other Costs, Net
Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2025 (dollars in thousands):

	Personnel	Other	Total
Balance as of September 30, 2024	$3,758	$572	$4,330
Restructuring and other costs, net	12,095	2,649	14,744
Non-cash adjustments	(2,963)	—	(2,963)
Cash payments	(12,705)	(984)	(13,689)
Effect of foreign currency translation	41	(7)	34
Balance at June 30, 2025	$226	$2,230	$2,456
The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Personnel	$126	$399	$12,095	$4,918
Facilities	—	(266)	—	26
Other	724	1,357	2,649	1,802
Restructuring and other costs, net	$850	$1,490	$14,744	$6,746
Fiscal Year 2025
For the three months ended June 30, 2025, we recorded restructuring and other costs, net of $0.9 million, which included a $0.1 million charge related to the elimination of personnel and a $0.7 million charge relating to our transformation initiatives.
For the nine months ended June 30, 2025, we recorded restructuring and other costs, net of $14.7 million, which included a $12.1 million charge related to the elimination of personnel and a $2.6 million charge related to our transformation initiatives.
Fiscal Year 2024
For the three months ended June 30, 2024, we recorded restructuring and other costs, net of $1.5 million which included $1.4 million of consulting costs relating to our transformation initiatives. We also incurred a $0.4 million severance charge related to the elimination of personnel and a $0.3 million credit resulting from the closure of facilities that will no longer be utilized.
For the nine months ended June 30, 2024, we recorded restructuring and other costs, net of $6.7 million, which included a $4.9 million severance charge related to the elimination of personnel and $1.8 million of other one-time charges, which included $1.4 million of consulting costs relating to our transformation initiatives.
Note 11. Stockholders’ Equity
On October 2, 2019, we registered the issuance of 6,350,000 shares of common stock, par value $0.01 per share, consisting of 5,300,000 shares of common stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”), and 1,050,000 shares of common stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan. The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of common stock determined by our board of directors on or prior to such date for such year.

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
Restricted Stock Units
Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2025 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2024	2,587,386	1,119,437	3,706,823	$23.51
Granted	3,327,503	2,130,431	5,457,934	$10.23
Vested	(1,073,647)	(267,890)	(1,341,537)	$28.75
Forfeited	(433,978)	(681,420)	(1,115,398)	$21.45
Non-vested at June 30, 2025	4,407,264	2,300,558	6,707,822	$13.05
Expected to vest			6,707,822	$13.05	1.22	$68,420
Stock-based Compensation
Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of connected services	$81	$73	$210	$218
Cost of professional services	468	569	1,386	1,730
Research and development	2,704	3,314	7,099	9,693
Sales and marketing	881	556	2,277	1,646
General and administrative	2,211	1,654	6,112	6,004
Restructuring and other costs, net	—	—	2,963	—
	$6,345	$6,166	$20,047	$19,291
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
Note 12. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2025, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
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
Derivative Actions
On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dhawan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On February 3, 2025, defendants filed a motion to dismiss on the grounds of demand futility and failure to state a claim. On June 18, 2025, the Court granted the motion without leave to amend.
Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action were also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On July 22, 2025, Mr. Goncalves's action was dismissed without prejudice at his request. On July 31, 2025, Ms. Fleming's action was dismissed without prejudice by stipulation of the parties.

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
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four Cerence patents. In its responsive pleading on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung seeks damages, including trebled damages, and its costs and fees. Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement on September 4, 2024. Trial is scheduled to begin in April 2026. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
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
As of June 30, 2025, our letters of credit in connection with security deposits for facility leases totaled $0.7 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.
Note 13. Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Domestic	$(7,488)	$(305,748)	$(15,788)	$(510,459)
Foreign	6,699	(50,348)	12,435	(53,768)
Loss before income taxes	$(789)	$(356,096)	$(3,353)	$(564,227)

The components of the provision for (benefit from) income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024

Domestic	$337	$(34,655)	$807	$(2,583)
Foreign	1,595	(7,898)	1,193	6,018
Provision for (benefit from) income taxes	$1,932	$(42,553)	$2,000	$3,435
Effective income tax rate	(244.9)%	11.9%	(59.6)%	(0.6)%
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
Our effective tax rate for the three months ended June 30, 2025 was negative 244.9% compared to 11.9% for the three months ended June 30, 2024. Consequently, our provision for income taxes for the three months ended June 30, 2025 was $1.9 million, a net change of $44.5 million from a benefit from income taxes of $42.6 million for the three months ended June 30, 2024. This difference was attributable to the impairment of book goodwill and a change from estimating interim period taxes on the annual method to the year-to-date method for the three months ended June 30, 2024. Our provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to ordinary pre-tax income (loss), excluding unusual or infrequently occurring discrete items, for the reporting period. As small changes in the estimated ordinary income (loss) may result in a significant change in the estimated annual effective tax rate, we computed our provision based on the actual effective tax rate for the three and nine months ended June 30, 2024.
For the three months ended June 30, 2025, the Company recorded a non-cash out-of-period adjustment of $3.8 million to increase deferred tax assets and decrease goodwill to correct an error related to a prior period. Management evaluated this error under SAB No. 99 and SAB No. 108 and determined it was not material to prior annual or interim periods. Therefore, the correction was recorded in the current period’s financial statements rather than by restating prior periods.
Our effective tax rate for the nine months ended June 30, 2025 was negative 59.6% compared to negative 0.6% for the nine months ended June 30, 2024. Consequently, our provision for income taxes for the nine months ended June 30, 2025 was $2.0 million, a net change of $1.4 million from a provision for income taxes of $3.4 million for the nine months ended June 30, 2024. This difference was attributable to the impairment of book goodwill for the nine months ended June 30, 2024.

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
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act makes permanent key elements of the 2017 Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, modifications to the international tax framework and the business interest expense limitation. We are currently evaluating the impact of the Act and expect the results of such evaluations to be reflected in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Note 14. Long-Term Debt
Long-term debt consisted of the following (in thousands):

June 30, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.49%	87,500	(2,017)	(7,701)	77,782
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,459)	121,041
Total debt				$210,000	$(2,017)	$(9,160)	198,823
Less: current portion of long-term debt							—
Total long-term debt							$198,823

September 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$—	$(406)	$87,094
2025 Modified Notes	7/1/2028	1.50%	8.55%	87,500	(2,777)	(10,602)	74,121
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,809)	120,691
Total debt				$297,500	$(2,777)	$(12,817)	281,906
Less: current portion of long-term debt							(87,094)
Total long-term debt							$194,812
The following table summarizes the maturities of our borrowing obligations as of June 30, 2025 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	122,500	87,500	210,000
2029	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$87,500	$210,000
Less: unamortized discount and issuance costs	(1,459)	(9,718)	(11,177)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$121,041	$77,782	$198,823
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of June 30, 2025, the carrying amount of the 2025 Modified Notes was $77.8 million, net of unamortized costs of $9.7 million.

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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2025, the carrying amount of the 2028 Notes was $121.0 million and unamortized issuance costs of $1.5 million. As of June 30, 2025, the 2028 Notes were not convertible. As of June 30, 2025 and September 30, 2024, the if-converted value of the 2028 Notes was $91.8 million and $113.0 million, respectively, less than its principal amount.
3.00% Senior Convertible Notes due 2025
On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due June 1, 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which were governed by an indenture (the “2025 Indenture”), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs. The 2025 Notes were senior, unsecured obligations and accrued interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. For a complete description of the 2025 Notes, please refer to Footnote 17, Long-Term Debt as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
During the three months ended December 31, 2024, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million.
The remaining outstanding principal balance on the 2025 Notes and accrued interest of $61.0 million was repaid in its entirety at maturity during the three months ended June 30, 2025.
See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.
The interest expense recognized related to the Notes for the three and nine months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,097	$1,436	$3,743	$4,317
Amortization of debt discount	231	255	759	757
Amortization of issuance costs	1,068	1,235	3,573	3,671
Total interest expense related to the Notes	$2,396	$2,926	$8,075	$8,745
The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2025. As of June 30, 2025, the Notes were not convertible. As of this Quarterly Report on Form 10-Q, no Notes have been converted by the holders. Whether any of the Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2025 and 2024 was none and $0.1 million, respectively, and for the nine months ended June 30, 2025 and 2024 was $0.4 million and $0.3 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 25, 2024. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs, results of operations and financial condition, macroeconomic conditions, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, litigation, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.
Overview
Cerence builds AI powered virtual assistants for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation, including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators as well as the Internet of Things industry as a whole. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the leading software platforms for building automotive virtual assistants. Our customers include nearly all major original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.
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
We generate revenue primarily by selling software licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with nearly all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some level of visibility into future revenue; however, such revenue may not materialize as expected due to delays in automobile production, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the new administration in the United States or actions taken by other countries in response, automotive production curtailment or delays related thereto, changing customer forecasts, macroeconomic conditions or other factors discussed elsewhere in this Quarterly Report.
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
The condensed consolidated balance sheet data as of September 30, 2024 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2025.
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
For the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:
•Total revenue decreased by $8.3 million, or 11.8%, to $62.2 million from $70.5 million.
•Operating margin increased 501.6 percentage points to negative 1.5% from negative 503.1%.
•Cash provided by operating activities was $23.7 million, a net change of $10.8 million from cash provided by operating activities of $12.9 million.
For the nine months ended June 30, 2025 as compared to the nine months ended June 30, 2024:
•Total revenue decreased by $85.6 million, or 30.9%, to $191.1 million from $276.7 million.
•Operating margin increased 202.4 percentage points to negative 0.3% from negative 202.6%.
•Cash provided by operating activities was $48.4 million, a net change of $37.3 million from cash provided by operating activities of $11.1 million.

Operating Results
The following table shows the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License	$34,176	$43,055	$108,361	$99,405
Connected services	12,842	10,939	39,197	121,356
Professional services	15,218	16,545	43,584	55,938
Total revenues	62,236	70,539	191,142	276,699
Cost of revenues:
License	1,074	1,795	5,288	4,803
Connected services	4,805	5,718	16,095	18,380
Professional services	10,469	12,592	30,618	44,036
Amortization of intangible assets	—	—	—	103
Total cost of revenues	16,348	20,105	52,001	67,322
Gross profit	45,888	50,434	139,141	209,377
Operating expenses:
Research and development	27,152	31,184	71,353	96,336
Sales and marketing	5,916	5,208	15,612	16,898
General and administrative	12,340	9,831	36,293	39,283
Amortization of intangible assets	578	550	1,668	1,650
Restructuring and other costs, net	850	1,490	14,744	6,746
Goodwill impairment	—	357,076	—	609,172
Total operating expenses	46,836	405,339	139,670	770,085
Loss from operations	(948)	(354,905)	(529)	(560,708)
Interest income	895	1,287	3,250	3,909
Interest expense	(2,409)	(3,104)	(8,518)	(9,451)
Other income, net	1,673	626	2,444	2,023
Loss before income taxes	(789)	(356,096)	(3,353)	(564,227)
Provision for (benefit from) income taxes	1,932	(42,553)	2,000	3,435
Net loss	$(2,721)	$(313,543)	$(5,353)	$(567,662)
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
Our operating expenses include R&D, sales and marketing and general and administrative expenses. R&D expenses primarily consist of salaries, benefits, and overhead relating to research and engineering staff. Sales and marketing expenses includes salaries, benefits, and commissions related to our sales, product marketing, product management, and business unit management teams. General and administrative expenses primarily consist of personnel costs for administration, legal, finance, human resources, general management, fees for external professional advisers including accountants and attorneys, and provisions for credit losses.
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

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2025	% of Total	2024	% of Total	2025 vs. 2024
License	$34,176	54.9%	$43,055	61.0%	(20.6%)
Connected services	12,842	20.6%	10,939	15.5%	17.4%
Professional services	15,218	24.5%	16,545	23.5%	(8.0)%
Total revenues	$62,236		$70,539		(11.8%)
Total revenues for the three months ended June 30, 2025 were $62.2 million, a decrease of $8.3 million, or 11.8%, from $70.5 million for the three months ended June 30, 2024. The decrease in total revenues was primarily driven by a decrease in license revenue. The decrease in license revenue was partially offset by an increase in connected services revenue.
License Revenue
License revenue for the three months ended June 30, 2025 was $34.2 million, a decrease of $8.9 million, or 20.6%, from $43.1 million for the three months ended June 30, 2024. The decrease in license revenue was primarily driven by a $20.0 million decrease in fixed contracts as we continue to normalize the levels of fixed license contracts. This decrease was partially offset by an $11.1 million increase associated with variable contract revenue attributable to higher volumes and favorable foreign exchange impacts. As a percentage of total revenues, license revenue decreased 6.0 percentage points from 61.0% for the three months ended June 30, 2024 to 54.9% for the three months ended June 30, 2025.
Connected Services Revenue
Connected services revenue for the three months ended June 30, 2025 was $12.8 million, an increase of $1.9 million, or 17.4%, from $10.9 million for the three months ended June 30, 2024. This increase was driven by increased demand for our connected services products. As a percentage of total revenues, connected services revenue increased by 5.0 percentage points from 17.4% for the three months ended June 30, 2024 to 20.6% for the three months ended June 30, 2025.
Professional Services Revenue
Professional services revenue for the three months ended June 30, 2025 was $15.2 million, a decrease of $1.3 million, or 8.0%, from $16.5 million for the three months ended June 30, 2024. This decrease was driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue increased by 1.0 percentage points from 23.5% for the three months ended June 30, 2024 to 24.5% for the three months ended June 30, 2025.

Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2025	% of Total	2024	% of Total	2025 vs. 2024
License	$108,361	56.7%	$99,405	35.9%	9.0%
Connected services	39,197	20.5%	121,356	43.9%	(67.7)%
Professional services	43,584	22.8%	55,938	20.2%	(22.1)%
Total revenues	$191,142		$276,699		(30.9)%
Total revenues for the nine months ended June 30, 2025 were $191.1 million, a decrease of $85.6 million, or 30.9%, from $276.7 million for the nine months ended June 30, 2024. The decrease in revenues was driven primarily by connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer, which together resulted in the recognition of $86.6 million of revenue in the first quarter of 2024, and a decrease in professional services revenue. The decrease also was partially driven by a decrease in fixed contract revenue of $8.9 million.
License Revenue
License revenue for the nine months ended June 30, 2025 was $108.4 million, an increase of $9.0 million, or 9.0%, from $99.4 million for the nine months ended June 30, 2024. The increase in license revenue was primarily driven by a $17.9 million increase associated with variable contract revenue attributable to higher volumes and favorable foreign exchange impacts, partially offset by a $8.9 million decrease in fixed license contracts as we continue to normalize the levels of fixed license contracts. As a percentage of total revenues, license revenue increased 20.8 percentage points from 35.9% for the nine months ended June 30, 2024 to 56.7% for the nine months ended June 30, 2025.
Connected Services Revenue
Connected services revenue for the nine months ended June 30, 2025 was $39.2 million, a decrease of $82.2 million, or 67.7%, from $121.4 million for the nine months ended June 30, 2024. This decrease was primarily driven by the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue, respectively, as well as in period revenue of $8.9 million for these terminated contracts, in the first quarter of fiscal year 2024. This decrease was partially offset by an increase in new connected services revenue during fiscal year 2025. As a percentage of total revenues, connected services revenue decreased by 23.4 percentage points from 43.9% for the nine months ended June 30, 2024 to 20.5% for the nine months ended June 30, 2025.
Professional Services Revenue
Professional service revenue for the nine months ended June 30, 2025 was $43.6 million, a decrease of $12.4 million, or 22.1%, from $55.9 million for the nine months ended June 30, 2024. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue increased by 2.6 percentage points from 20.2% for the nine months ended June 30, 2024 to 22.8% for the nine months ended June 30, 2025.

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
License	$1,074	$1,795	(40.2%)
Connected services	4,805	5,718	(16.0)%
Professional services	10,469	12,592	(16.9)%
Total cost of revenues	$16,348	$20,105	(18.7)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
License	$33,102	$41,260	(19.8%)
Connected services	8,037	5,221	53.9%
Professional services	4,749	3,953	20.1%
Total gross profit	$45,888	$50,434	(9.0)%
Total cost of revenues for the three months ended June 30, 2025 were $16.3 million, a decrease of $3.8 million, or 18.7%, from $20.1 million for the three months ended June 30, 2024.
We experienced a decrease in total gross profit of $4.5 million, or 9.0%, from $50.4 million for the three months ended June 30, 2024 to $45.9 million for the three months ended June 30, 2025. The decrease was primarily driven by the decrease in the volume of fixed contracts.
Cost of License Revenue
Cost of license revenue for the three months ended June 30, 2025 was $1.1 million, a decrease of $0.7 million, or 40.2%, from $1.8 million for the three months ended June 30, 2024. Cost of license revenues decreased due to lower hardware costs attributable to decreased volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue decreased by 2.4 percentage points from 8.9% for the three months ended June 30, 2024 to 6.6% for the three months ended June 30, 2025.
License gross profit decreased by $8.2 million, or 19.8%, for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024, primarily due to decreases in license revenues.
Cost of Connected Services Revenue
Cost of connected services revenue for the three months ended June 30, 2025 was $4.8 million, a decrease of $0.9 million, or 16.0%, from $5.7 million for the three months ended June 30, 2024. Cost of connected services revenue decreased primarily due to a $0.5 million decrease in our cloud infrastructure costs and a $0.6 million decrease in internal allocated labor. As a percentage of total cost of revenues, cost of connected services revenue increased by 1.0 percentage points from 28.4% for the three months ended June 30, 2024 to 29.4% for the three months ended June 30, 2025.
Connected services gross profit increased $2.8 million, or 53.9%, from $5.2 million for the three months ended June 30, 2024 to $8.0 million for the three months ended June 30, 2025, primarily due to the increase in connected services revenues.
Cost of Professional Services Revenue
Cost of professional services revenue for the three months ended June 30, 2025 was $10.5 million, a decrease of $2.1 million, or 16.9%, from $12.6 million for the three months ended June 30, 2024. Cost of professional services revenue decreased primarily due to a $1.1 million decrease in third party contract labor and other third party costs, a $0.8 million decrease in internal allocated labor and a $0.2 million decrease in salary-related expenditures. Decreases were driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, and other efficiencies in our professional services processes. As a percentage of total cost of revenues, cost of professional services revenue increased by 1.4 percentage points from 62.6% for the three months ended June 30, 2024 to 64.0% for the three months ended June 30, 2025.
Professional services gross profit increased $0.8 million, or 20.1%, from $4.0 million for the three months ended June 30, 2024 to $4.7 million for the three months ended June 30, 2025, which was primarily due to a decrease in the cost of professional services revenue.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
License	$5,288	$4,803	10.1%
Connected services	16,095	18,380	(12.4)%
Professional services	30,618	44,036	(30.5)%
Amortization of intangibles	-	103	(100.0)%
Total cost of revenues	$52,001	$67,322	(22.8)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
License	$103,073	$94,602	9.0%
Connected services	23,102	102,976	(77.6)%
Professional services	12,966	11,902	8.9%
Amortization of intangibles	—	(103)	100.0%
Total gross profit	$139,141	$209,377	(33.5)%
Total cost of revenues for the nine months ended June 30, 2025 were $52.0 million, a decrease of $15.3 million, or 22.8%, from $67.3 million for the nine months ended June 30, 2024.
We experienced a decrease in total gross profit of $70.2 million, or 33.5%, from $209.4 million for the nine months ended June 30, 2024 to $139.1 million for the nine months ended June 30, 2025. The decrease was primarily driven by the decrease in connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer, which together resulted in the recognition of $86.6 million of revenue in the first quarter of 2024.
Cost of License Revenue
Cost of license revenue for the nine months ended June 30, 2025 was $5.3 million, an increase of $0.5 million, or 10.1%, from $4.8 million for the nine months ended June 30, 2024. Cost of license revenue increased primarily due to higher costs attributable to increased volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue increased by 3.0 percentage points from 7.1% for the nine months ended June 30, 2024 to 10.2% for the nine months ended June 30, 2025.
License gross profit increased by $8.5 million, or 9.0%, for the nine months ended June 30, 2025 when compared to the nine months ended June 30, 2024, primarily due to the increase in license revenues.

Cost of Connected Services Revenue
Cost of connected services revenue for the nine months ended June 30, 2025 was $16.1 million, a decrease of $2.3 million, or 12.4%, from $18.4 million for the nine months ended June 30, 2024. Cost of connected services revenue decreased primarily due to a $0.5 million decrease in amortization of costs previously deferred, a $0.7 million decrease in our cloud infrastructure costs and a $0.8 million decrease in internally allocated labor costs. As a percentage of total cost of revenues, cost of connected services revenue increased by 3.6 percentage points from 27.3% for the nine months ended June 30, 2024 to 31.0% for the nine months ended June 30, 2025.
Connected services gross profit decreased $79.9 million, or 77.6%, from $103.0 million for the nine months ended June 30, 2024 to $23.1 million for the nine months ended June 30, 2025, primarily due to the decrease in connected service revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer.
Cost of Professional Services Revenue
Cost of professional services revenue for the nine months ended June 30, 2025 was $30.6 million, a decrease of $13.4 million, or 30.5%, from $44.0 million for the nine months ended June 30, 2024. Cost of professional services revenue decreased primarily due to a $8.4 million decrease in third-party contractor costs, a $1.4 million decrease in compensation-related expenditures, a $2.5 million decrease in internally allocated labor, a $0.3 million decrease in travel-related expenses. Decreases were driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, and other efficiencies in our professional services processes. As a percentage of total cost of revenues, cost of professional services revenue decreased by 6.5 percentage points from 65.4% for the nine months ended June 30, 2024 to 58.9% for the nine months ended June 30, 2025.
Professional services gross profit increased $1.1 million, or 8.9%, from $11.9 million for the nine months ended June 30, 2024 to $13.0 million for the nine months ended June 30, 2025, which was primarily due to the reduction in cost of professional services revenue.
Operating Expenses
The tables below show each component of operating expense. Total other expense, net and (benefit from) provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).
R&D Expenses
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Research and development	$27,152	$31,184	(12.9)%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2025 were $27.2 million, a decrease of $4.0 million, or 12.9%, from $31.2 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $2.3 million decrease in third-party contract labor, a $1.1 million international tax credit catch-up, and a $2.3 million increase in capitalized costs associated with internally developed software. These decreases were offset by a $1.3 million decrease in internally allocated labor expenses. As a percentage of total operating expenses, R&D expenses increased by 50.3 percentage points from 7.7% for the three months ended June 30, 2024 to 58.0% for the three months ended June 30, 2025.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Research and development	$71,353	$96,336	(25.9)%

Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2025 were $71.4 million, a decrease of $25.0 million, or 25.9%, from $96.3 million for the nine months ended June 30, 2024. The decrease was primarily attributable to a $7.9 million decrease in third-party contractor costs, a $6.0 million international tax credit catch-up related to two different tax jurisdictions, a $8.1 million decrease in compensation-related expenditures and a $5.5 million increase in capitalized costs associated with internally developed software. The decreases are offset by a $3.2 million increase in our internally allocated salary expenses. As a percentage of total operating expenses, R&D expenses increased by 38.6 percentage points from 12.5% for the nine months ended June 30, 2024 to 51.1% for the nine months ended June 30, 2025.
Sales & Marketing Expenses
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$5,916	$5,208	13.6%
Sales and marketing expenses for the three months ended June 30, 2025 were $5.9 million, an increase of $0.7 million, or 13.6%, from $5.2 million for the three months ended June 30, 2024. The increase in sales and marketing expenses was primarily attributable to a $0.8 million increase in compensation-related expenses driven by commissions and stock based compensation. As a percentage of total operating expenses, sales and marketing expenses increased by 11.3 percentage points from 1.3% for the three months ended June 30, 2024 to 12.6% for the three months ended June 30, 2025.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$15,612	$16,898	(7.6)%
Sales and marketing expenses for the nine months ended June 30, 2025 were $15.6 million, a decrease of $1.3 million, or 7.6%, from $16.9 million for the nine months ended June 30, 2024. The decrease in sales and marketing expenses was primarily attributable to a $0.6 million decrease in travel-related expenditures, a $0.4 million decrease in marketing related expenditures, and a $0.1 million decrease in third party contract labor. As a percentage of total operating expenses, sales and marketing expenses increased by 9.0 percentage points from 2.2% for the nine months ended June 30, 2024 to 11.2% for the nine months ended June 30, 2025.
General & Administrative Expenses
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$12,340	$9,831	25.5%
General and administrative expenses for the three months ended June 30, 2025 were $12.3 million, an increase of $2.5 million, or 25.5%, from $9.8 million for the three months ended June 30, 2024. The increase in general and administrative expenses was primarily attributable to a $2.4 million credit loss provision reversal recognized in the third quarter of 2024. As a percentage of total operating expenses, general and administrative expenses increased by 23.9 percentage points from 2.4% for the three months ended June 30, 2024 to 26.3% for the three months ended June 30, 2025.

Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$36,293	$39,283	(7.6)%
General and administrative expenses for the nine months ended June 30, 2025 were $36.3 million, a decrease of $3.0 million, or 7.6%, from $39.3 million for the nine months ended June 30, 2024. The decrease in general and administrative expenses was primarily attributable to a $2.4 million decrease in compensation-related expenditures and a $3.5 million decrease in credit loss provisions. These decreases were partially offset by a $1.0 million increase in third party contract labor, a $0.9 million increase in professional services and a $0.7 million increase in depreciation expense. As a percentage of total operating expenses, general and administrative expenses increased by 20.9 percentage points from 5.1% for the nine months ended June 30, 2024 to 26.0% for the nine months ended June 30, 2025.
Amortization of Intangible Assets
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Cost of revenues	$—	$—	—
Operating expense	578	550	5.1%
Total amortization	$578	$550	5.1%
Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Acquired technology and patents were fully amortized as of December 31, 2024. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Customer relationships were fully amortized as of June 30, 2025.
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 1.1 percentage points from 0.1% for the nine months ended June 30, 2024 as compared to 1.2% for the nine months ended June 30, 2025.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Cost of revenues	$—	$103	(100.0)%
Operating expense	1,668	1,650	1.1%
Total amortization	$1,668	$1,753	(4.8)%
Intangible asset amortization for the nine months ended June 30, 2025 was $1.7 million, a decrease of $0.1 million, or 4.8%, from $1.8 million for the nine months ended June 30, 2024. The decrease in amortization relates to certain intangible assets having been fully amortized during fiscal years 2025 and 2024. Amortization expense for acquired technology and patents is included in the cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations.
As a percentage of total cost of revenues, intangible asset amortization within cost of revenues was 0.2% for the nine months ended June 30, 2024 and 0.0% for the nine months ended June 30, 2025. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 1.0 percentage points from 0.2% for the nine months ended June 30, 2024 as compared to 1.2% for the nine months ended June 30, 2025.

Other Components of Operating Expense
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Restructuring and other costs, net	$850	$1,490	(43.0)%
Goodwill impairment	$-	$357,076	(100.0)%
Fiscal Year 2025
For the three months ended June 30, 2025, we recorded restructuring and other costs, net of $0.9 million, which included a $0.1 million charge related to the elimination of personnel, and a $0.7 million charge related to our transformation initiatives.
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
Fiscal Year 2024
For the three months ended June 30, 2024, we recorded restructuring and other costs, net of $1.5 million which included $1.4 million of consulting costs relating to our transformation initiatives.
Goodwill impairment for the three months ended June 30, 2024 was $357.1 million. At June 30, 2024, we concluded indicators of impairment were present due to the then current macroeconomic conditions, including declines in our stock price. The fair value of our reporting unit was determined using a combination of the income approach and the market approach. We weighted the methodologies appropriately to estimate a fair value of approximately $154.2 million as of June 30, 2024. The carrying value of our reporting unit exceeded the estimated fair value. Based upon the results of the impairment test, we recorded a goodwill impairment charge of $357.1 million.
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
As a percentage of total operating expenses, restructuring and other costs, net increased by 1.4 percentage points from 0.4% for the three months ended June 30, 2024 to 1.8% for the three months ended June 30, 2025.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Restructuring and other costs, net	$14,744	$6,746	118.6%
Goodwill impairment	$-	$609,172	(100.0)%
Fiscal Year 2025
For the nine months ended June 30, 2025,we recorded restructuring and other costs, net of $14.7 million, which included a $12.1 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense for the termination of former senior management employees, and a $2.6 million charge related to our transformation initiatives. We are focused on pursuing actions intended to position us to deliver on our generative AI and LLM product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions. During the remainder of fiscal year 2025, we expect additional personnel-related restructuring costs as we better align our cost structure with current levels of revenue.

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
As a percentage of total operating expenses, restructuring and other costs, net increased by 9.7 percentage points from 0.9% for the nine months ended June 30, 2024 to 10.6% for the nine months ended June 30, 2025.
Total Other Expense, Net
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Interest income	$895	$1,287	(30.5)%
Interest expense	(2,409)	(3,104)	(22.4)%
Other income, net	1,673	626	167.3%
Total other income (expense), net	$159	$(1,191)	(113.4)%
Total other expense, net for the three months ended June 30, 2025 was income of $0.2 million, a change of $1.4 million from $1.2 million of expense for the three months ended June 30, 2024. The decrease in interest income was primarily attributable to a reduction of balances generating interest. The decrease in interest expense was primarily attributable to a lower principal balance of the 2025 Notes. The change in Other income (expense), net was primarily driven by foreign exchange gains. For further information, see “Liquidity and Capital Resources” below.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Interest income	$3,250	$3,909	(16.9)%
Interest expense	(8,518)	(9,451)	(9.9)%
Other income, net	2,444	2,023	20.8%
Total other income (expense), net	$(2,824)	$(3,519)	(19.7%)
Total other expense, net for the nine months ended June 30, 2025 was expense of $2.8 million, a change of $0.7 million from $3.5 million of expense for the nine months ended June 30, 2024. The decrease in interest income was primarily attributable to lower returns on investments. The decrease in interest expense was primarily attributable to a lower average principal balance on our 2025 Notes and the termination of our Senior Credit Facilities in December of 2024. The change in Other income, net was primarily driven by a $0.3 million gain on the extinguishment of debt related to our December 2024 repurchase of $27.4 million principal amount of the 2025 Notes. For further information, see “Liquidity and Capital Resources” below.

Provision For (Benefit From) Income Taxes
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Provision for (benefit from) income taxes	$1,932	$(42,553)	(104.5)%
Effective income tax rate %	(244.9)%	11.9%
Our effective income tax rate for the three months ended June 30, 2025 was negative 244.9%, compared to positive 11.9% for the three months ended June 30, 2024. Our provision for income taxes for the three months ended June 30, 2025 was $1.9 million, a net change of $44.5 million from a benefit from income taxes of $42.6 million for the three months ended June 30, 2024. This difference was attributable to the impairment of book goodwill and a change from estimating interim period taxes on the annual method to the year-to-date method for the three months ended June 30, 2024. Our provision for income taxes during interim reporting periods had historically been calculated by applying an estimate of the annual effective tax rate for the full year to ordinary pre-tax income (loss), excluding unusual or infrequently occurring discrete items, for the reporting period. As small changes in the estimated ordinary income (loss) may result in a significant change int he estimated annual effective tax rate, we computed our provision based on the actual effective tax rate for the three and nine months ended June 30, 2024.
Nine Months Ended June 30, 2025 Compared with Nine Months Ended June 30, 2024

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Provision for (benefit from) income taxes	$2,000	$3,435	(41.8)%
Effective income tax rate %	(59.6)%	(0.6)%
Our effective income tax rate for the nine months ended June 30, 2025 was negative 59.6%, compared to negative 0.6% for the nine months ended June 30, 2024. Our provision for income taxes for the nine months ended June 30, 2025 was $2.0 million, a net change of $1.4 million from a provision for income taxes of $3.4 million for the nine months ended June 30, 2024. This difference was attributable to the impairment of book goodwill in the nine months ended June 30, 2024.
Liquidity and Capital Resources
Financial Condition
As of June 30, 2025, we had $79.1 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include corporate bonds and government securities.
Sources and Material Cash Requirements
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.
Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $79.1 million of cash, cash equivalents, and marketable securities as of June 30, 2025, we believe that we will be able to meet our liquidity needs over the next 12 months.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2025	2026-2027	2028-2029	Thereafter	Total
2028 Notes	$-	$-	$122,500	$-	$122,500
Cash interest payable on the 2028 Notes (a)	919	3,675	1,838	-	6,431
2025 Modified Notes	-	-	87,500	-	87,500
Cash interest payable on the 2025 Modified Notes (a)	656	2,625	1,313	-	4,594
Operating leases	1,043	10,966	7,709	1,239	20,957
Financing leases	106	53	-	-	159
Total material cash requirements	$2,724	$17,319	$220,859	$1,239	$242,141
(a)Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2025.
Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and persistently high interest rates, changes in the political, legal and regulatory environment, including trade policies and tariffs, and disruptions have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility, could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the "2025 Modified Notes"). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of

June 30, 2025, the carrying amount of the 2025 Modified Notes was $77.8 million, net of unamortized costs of $9.7 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2025, the carrying amount of the 2028 Notes was $121.0 million and unamortized issuance costs of $1.5 million. As of June 30, 2025, the 2028 Notes were not convertible.
3.00% Senior Convertible Notes due 2025
On June 2, 2020, we issued $175.0 million in aggregate principal amount of 3.00% Convertible Senior Notes due June 1, 2025 (the “2025 Notes”), including the initial purchasers’ exercise in full of their option to purchase $25.0 million principal amount of the 2025 Notes, which were governed by an indenture (the “2025 Indenture”), between us and the Trustee, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The net proceeds from the issuance of the 2025 Notes were $169.8 million after deducting transaction costs. The 2025 Notes were senior, unsecured obligations and accrued interest payable semiannually in arrears on June 1 and December 1 of each year at a rate of 3.00% per year. For a complete description of the 2025 Notes, please refer to Footnote 17, Long-Term Debt as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
During the three months ended December 31, 2024, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million.
The remaining outstanding principal balance on the 2025 Notes and accrued interest of $61.0 million was repaid in its entirety at maturity during the three months ended June 30, 2024.
See “1.50% Senior Convertible Notes due 2028” section above for discussion on the modification of the 2025 Notes as part of the offering of the 2028 Notes.
The interest expense recognized related to the Notes for the three and nine months ended June 30, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,097	$1,436	$3,743	$4,317
Amortization of debt discount	231	255	759	757
Amortization of issuance costs	1,068	1,235	3,573	3,671
Total interest expense related to the Notes	$2,396	$2,926	$8,075	$8,745
The conditional conversion feature of the Notes was not triggered during the three and nine months ended June 30, 2025. As of June 30, 2025, the Notes were not convertible. As of this Quarterly Report, no Notes have been converted by the holders. Whether any of the Notes will be convertible in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their Notes at a time when any such Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
Total interest expense relating to the Senior Credit Facilities for the three months ended June 30, 2025 and 2024 was none and $0.1 million, respectively, and was $0.4 million and $0.3 million for the nine months ended June 30, 2025 and 2024, respectively. Amounts reflect the coupon and accretion of the discount.
Cash Flows
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2025 and 2024, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$48,421	$11,081	(337.0%)
Net cash (used in) provided by investing activities	(9,005)	4,325	308.2%
Net cash (used in) provided by financing activities	(87,416)	58	150817.2%
Effects of exchange rate changes on cash and cash equivalents	187	(1,096)	117.1%
Net changes in cash and cash equivalents	$(47,813)	$14,368	432.8%
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the nine months ended June 30, 2025 was $48.4 million, a net change of $37.3 million, or 337.0%, from net cash provided by operating activities of $11.1 million for the nine months ended June 30, 2024. The change in cash flows were primarily due to:
•A decrease of $54.9 million from income before non-cash charges;
•An increase of $4.4 million due to unfavorable changes in working capital primarily related to accrued expenses and other liabilities, accounts receivable, prepaid expenses and other assets; and
•An increase of $87.8 million from changes in deferred revenue.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2025 was $9.0 million, a net change of $13.3 million, or 308.2%, from $4.3 million of cash provided by investing activities for the nine months ended June 30, 2024. The change in cash flows were primarily due to a decrease of $5.7 million related to marketable securities and $7.8 million related to additional capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2025 was $87.4 million, a net change of $87.5 million, from cash provided by financing activities of $0.1 million for the nine months ended June 30, 2024. The change in cash flows were primarily due to:
•An increase of $87.1 million in principal payments for short-term debt;
•A decrease of $8.4 million in proceeds from the issuance of our common stock; and

•A decrease of $7.7 million in payments of tax related withholdings due to the net settlement of equity awards.
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
We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $24.2 million at June 30, 2025. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $2.4 million at June 30, 2025. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents. As of June 30, 2025, we held approximately $73.7 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.3 million per annum, based on June 30, 2025 reported balances.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Derivative Actions
On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dhawan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the now settled securities class action filed on February 2022 in the United States District Court for the District of Massachusetts, which alleged that material misrepresentations and/or omissions of material fact regarding the Company’s operations, financial performance and prospects were made in the Company’s public disclosures during the period from November 16, 2020 to February 4, 2022, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On February 3, 2025, defendants filed a motion to dismiss on the grounds of demand futility and failure to state a claim, which was granted without leave to amend on June 18, 2025.
Three shareholder derivative complaints making factual and legal contentions substantially similar to those raised in the consolidated federal derivative action were also filed in the Delaware Court of Chancery: the first filed on October 19, 2022 by plaintiff Melinda Hipp against the defendants named in the consolidated federal derivative action and board member Douglas Davis, the second filed on August 17, 2023 by plaintiff Catherine Fleming against the defendants named in the consolidated federal derivative action, and the third filed on July 10, 2024 by plaintiff Alberto Goncalves against the defendants named in the consolidated federal derivative action. On October 20, 2023, Ms. Hipp voluntarily dismissed her action with prejudice. On July 22, 2025, Mr. Goncalves's action was dismissed without prejudice at his request. On July 31, 2025, Ms. Fleming's action was dismissed without prejudice by stipulation of the parties.

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
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four Cerence patents. In its responsive pleading on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung seeks damages, including trebled damages, and its costs and fees. Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement on September 4, 2024. Trial is scheduled to begin in April 2026. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
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
Our business depends on, and is directly affected by, the global automotive industry. Automotive production and sales are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rate levels and credit availability, consumer confidence, fuel costs, fuel availability, environmental impact, governmental incentives and regulatory requirements, trade restrictions, customs regulations, tariffs and price or exchange controls, preferences by nations for domestically manufactured products and political volatility, especially in energy-producing countries and large or high growth markets. Such factors have in the past and may in the future also negatively impact consumer demand for automobiles that include features such as our products. In addition, automotive production and sales can be affected by our customers’ ability to continue operating in response to challenging economic conditions, and in response to labor relations issues, regulatory requirements, trade agreements and other factors. For example, the U.S. government and governments of other countries recently adopted tariffs that apply to the automotive industry and may affect the business of our customers, which in turn could impact our own business. In addition, U.S. trade legislation continues to evolve related to barriers on the use of various products and technology from around the world including but not limited to the Securing the Information and Communications Technology and Services Supply Chain: Connected Vehicles regulation promulgated by the U.S. Department of Commerce in December 2024. The Company can provide no assurance that any strategies we implement to mitigate the impact of any trade actions will be successful. The volume of global automotive production has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in the demand for our products. Any significant adverse change in any of these factors, including, but not limited to, general economic conditions and the resulting bankruptcy of a customer, the closure of a customer manufacturing facility or the ability of a customer manufacturing facility to obtain supplies to manufacture automobiles and to ship or receive shipments of parts, supplies or finished product on prices that are acceptable to them, or imposition of tariffs that affect the prices at which end consumers purchase automobiles, may result in a reduction in automotive sales and production by our customers, and could have a material adverse effect on our business, results of operations and financial condition.
In the past couple of years, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:
•falling overall demand for goods and services, leading to reduced profitability;
•reduced credit availability;
•higher borrowing costs;
•reduced liquidity;

•recession risks;
•volatility in credit, equity and foreign exchange markets; and
•bankruptcies.
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
These developments, along with continued uncertainty about tariffs and trade policies, and the ongoing conflicts in Ukraine and the Middle East, have resulted in supply chain disruption, inflation, higher interest rates, fluctuations in currency exchange rates, and uncertainty about business continuity, which may adversely affect our business and our results of operations. As our customers react to global political, trade and economic conditions and the potential for a global recession, we may see them increase pricing pressure on us, reduce spending on our products and take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. Reductions in spending on our solutions, delays in automobile production or purchasing decisions, lack of renewals or the inability to attract new customers, as well as pressure for extended billing terms or pricing discounts, would limit our ability to grow our business and negatively affect our operating results and financial condition.
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
Our revenue and operating results may fluctuate materially in the future. These fluctuations may cause our results of operations to not meet the expectations of securities analysts or investors which would likely cause the price of our stock to decline. Factors that may contribute to fluctuations in operating results include:
•given our limited customer base, the volume, timing and fulfillment of large customer contracts;
•renewals of existing customer contracts and wins of new customer programs;
•our mix of variable, fixed prepaid or fixed minimum purchase commitment license contracts;
•increased expenditures incurred pursuing new product or market opportunities;
•the timing of the receipt and accuracy of royalty reports;
•fluctuating sales by our customers to their end-users;
•contractual counterparties failing to meet their contractual commitments to us;
•introduction of new products by us or our competitors;
•cybersecurity or data breaches;
•reduction in the prices of our products in response to competition, market conditions or contractual obligations;
•impairment of goodwill or intangible assets;
•accounts receivable that are not collectible;
•higher than anticipated costs related to fixed-price contracts with our customers;
•change in costs and demand for our products due to tariffs, or regulatory or trade restrictions;
•expenses incurred in litigation matters, whether initiated by us or brought by third-parties against us, and settlements or judgments we are required to pay in connection with disputes;

•changes in our stock compensation practices, as it relates to employee short-term incentive payments; and
•general economic trends as they affect the customer bases into which we sell.
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
During the three-month period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K). On February 11, 2025, Jennifer Salinas, Executive Vice President, Chief Administrative Officer and General Counsel, entered into a 10b5-1 trading plan covering periods after the date of this Quarterly Report in accordance with our policy governing transactions in our securities. Such plan is intended to satisfy the affirmative defense of Rule 10b5-1 (c) under the Exchange Act. The plan provides for the sale of up to 168,776 shares of our common stock less any shares withheld to cover tax withholding obligations and will be terminated on the earlier of (a) February 11, 2026, (b) the first date on which all trades have been executed, and (c) the date notice to terminate is provided. Generally, under this Plan, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under the Plan may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
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

Item 6. Exhibits.
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

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
*Furnished herewith.
†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: August 6, 2025	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)