Form 10-K
period 2025-09-30
Cerence Inc.
filed 2025-11-20
CIK 1768267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________
Commission File Number: 001-39030
_________________________________________________________
CERENCE INC.
(Exact name of Registrant as specified in its Charter)
_________________________________________________________

Delaware	83-4177087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25 Mall Road, Suite 416 Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (857) 362-7300
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
As of March 31, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $340 million based on the closing price of the common stock on the Nasdaq Global Select Market for such date.
The number of shares of Registrant’s common stock outstanding as of November 7, 2025 was 44,938,757.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended September 30, 2025.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current beliefs, expectations, anticipations, intentions, estimates, assumptions, plans and projections about our company, business, operations, industry and market trends, financial results, financial condition, strategy and plans, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “could,” “goals,” “objectives” and words and terms of similar substance. Forward-looking statements in this Form 10-K include, among others, statements regarding our strategy, plans and goals, new products and innovation, industry and market trends, our ability to navigate the current macroeconomic environment, our future operating or financial performance or condition, backlog, cost savings initiatives, our ability to generate cash flow, our transition to a lower level of fixed contracts, liquidity, competition, litigation, and our prospects. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf.
Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results, financial condition or results of operations and could cause actual results to differ materially from those set forth in such forward-looking statements. Readers are directed to the risks and uncertainties identified below under “Risk Factor Summary,” “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in these forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Form 10-K, in the documents incorporated by reference into this Form 10-K or presented elsewhere by our management from time to time. Even if our results of operations, financial condition and liquidity and the development of our business or the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.
Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise, except as required by law.
Risk Factor Summary
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Form 10-K.
Risks Relating to Our Business
•The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully.
•Adverse conditions in the automotive industry or the global economy more generally could have adverse effects on our results of operations.
•Our process optimization and cost-reduction efforts may not be successful.
•Our strategy to increase cloud connected services may adversely affect our near-term revenue growth and results of operations.
•Pricing pressures from our customers may adversely affect our business.
•We invest effort and money seeking validation of our technology by original equipment manufacturers (“OEMs”), and there can be no assurance that we will win or be able to renew service contracts.
•Our business could be materially and adversely affected if we lost any of our largest customers.

•Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.
•We may not be successful with the adoption of new products.
•We may be unable to attract and retain management and other key personnel.
•We depend on skilled employees and could be impacted by a shortage of critical skills.
•Some of our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.
•Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.
•Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
•The development and use of artificial intelligence AI (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.
•A significant portion of our revenues and research and development activities originate outside the United States. Our results could be harmed by economic, political and regulatory risks associated with these international regions and foreign currency fluctuations.
•Our business in China is subject to aggressive competition and is sensitive to economic, market and political conditions.
•Interruptions or delays in our services or services from data center hosting facilities or public clouds could impair the delivery of our services and harm our business.
•If our goodwill or other intangible assets become impaired, our operating results could be negatively impacted.
•Public health events, such as pandemics or disease outbreaks, have disrupted, and may in the future disrupt, our business, which could adversely affect our financial performance.
Risks Relating to our Intellectual Property and Technology
•Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.
•Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.
•Our software products may have bugs, which could result in delayed or lost revenue, expensive correction, liability to our customers and claims against us.
•We may be unable to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products.
•We utilize certain key technologies, content and services from, and integrate certain of our solutions with, third parties and may be unable to replace those technologies, content and services if they become obsolete, unavailable or incompatible with our solutions.
Risks Relating to the Spin-Off
•The allocation of intellectual property rights and data between Nuance and Cerence as part of the Spin-Off, could adversely impact our reputation, our ability to enforce certain intellectual property rights, and our competitive position.

Risks Relating to Our Securities and Indebtedness
•We may evaluate whether to pay cash dividends on our common stock in the future.
•Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness.
•The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and results of operations and the value of our common stock.
•The accounting method for convertible debt securities that may be settled in cash, such as the 2028 Notes, could have a material effect on our reported financial results.
•Certain provisions in our organizational documents, including amendments thereto, and Delaware law may discourage takeovers.
•Our organizational documents, including amendments thereto, designate the courts of the State of Delaware or the U.S. district courts as the sole and exclusive forum for certain types of proceedings, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
General Risk Factors
•Tax matters may cause significant variability in our financial results and may impact our overall financial condition.
•The commercial and credit environment may adversely affect our access to, and the cost of, capital.
•Our stock price may fluctuate significantly.
•Your percentage ownership in Cerence may be diluted in the future.
•If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

PART I
Item 1. Business.
Overview
Cerence builds conversational and agentic AI solutions that make interaction with technology feel effortless. With decades of expertise in voice, AI, and edge-to-cloud engineering, we’re trusted by many of the world’s leading automakers, transportation OEMs, consumer brands, and technology companies to build voice powered-interfaces that shape the user experiences of today and tomorrow. While the majority of our business is in the automotive market, our solutions can be leveraged across other areas of transportation - two-wheeled vehicles, trucks, and more - as well as outside of automotive - televisions, smart watches, voice-powered kiosks, and more.
Our automotive customers include nearly all major automobile original equipment manufacturers (OEMs) worldwide, including BMW, Mercedes-Benz, the Volkswagen Group (Volkswagen, Audi, Porsche, and other brands), Stellantis, Renault, Toyota, Ford, General Motors, BYD, Great Wall Motor, and NIO. We also partner with leading tier-one suppliers including HARMAN, EcarX, Bosch, Continental, Denso Ten, Aptiv, and others. We deliver our solutions on a white-label basis, enabling our customers to deliver highly customized virtual assistants with unique, branded personalities that strengthen the bond between their brands and end users.
Fast-moving technological advancements and increasing user engagement and comfort with large language models are driving automakers to examine how they can quickly and cost-effectively bring expanded AI features into their cars. To meet the increasing demand for automotive cognitive assistance and to offer differentiated in-car experiences, OEMs and suppliers are building proprietary virtual assistants into their vehicles. We believe that this trend will continue and that consumer adoption of in-car AI will continue to grow.
Cerence is a market leader for building integrated, branded and differentiated virtual assistants for automobiles, offering an extensive solutions portfolio that includes conversational & generative AI as well as audio & communications AI. Our conversational and generative AI solutions include a full-stack generative AI-based voice assistant, including voice activation, natural voice input and output, and hybrid conversational services for automotive and general-purpose tasks. Our audio and communications AI solutions include best-in-class audio applications, enhancing in-car experiences by reducing environmental noise and enabling seamless interaction with vehicles, inside and out. Our solutions are comprised of both edge computing and cloud-connected software components and a software framework linking these components together under a common programming interface. We deploy these solutions in deep partnership with OEMs and suppliers to optimize our software for the requirements, configurations and acoustic characteristics of specific vehicle models.
We generate revenue primarily by selling software licenses and cloud-connected services. In addition, we generate professional services revenue from our work with OEMs and suppliers during the design, development, and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. Over our more than 25 years in the automotive industry, we have developed longstanding industry relationships. We have existing relationships with nearly all major OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us visibility into future revenue. We have master agreements or similar commercial arrangements in place with many of our customers, supporting customer retention over the long term.
As of September 30, 2025, we had estimated five-year remaining performance obligations of approximately $165.2 million. As of September 30, 2025, we had variable five-year backlog of approximately $1,004.0 million, which includes estimated future revenue from variable forecasted royalties related to our embedded, connected, and professional services businesses. Our estimate of forecasted royalties is based on our royalty rates for embedded and connected technologies from expected car shipments under our existing contracts over the term of the programs. Expected shipments are based on historical shipping experience, customer projections, and other information that management believes, taken collectively, provide a reasonable basis for estimating future shipments as of the date of this Form 10-K. Both our embedded and connected technologies are largely priced and sold on a per-vehicle or device basis, where we receive a single fee for either or both the embedded license and the connected service term. However, our five-year remaining performance obligations and variable five-year backlog may not be indicative of our actual future revenue. The revenue we actually recognize is uncertain and subject to numerous factors, including the number and timing of vehicles our customers ship, potential terminations or changes in scope of customer contracts, and currency fluctuations, as well as the other risks discussed below in Item IA, “Risk Factors.” As of September 30, 2025, we estimate our five-year backlog to be approximately $1,169.2 million, including $165.2 million of five-year remaining performance obligations and $1,004.0 million of five-year variable backlog. As of September 30, 2024, the estimated five-year backlog was approximately

$952.7 million, including $172.7 million of five-year remaining performance obligations and $780.0 million of five-year variable backlog.
Our solutions have shipped in more than 525 million automobiles to date, including over 25 million new vehicles in fiscal year 2025 alone. Based on royalty reports provided by our customers and third-party reports of total vehicle production worldwide, we estimate that approximately 52% of all cars shipped during the fiscal year ended September 30, 2025 included Cerence technologies. Cerence hybrid solutions shipped on approximately 15.4 million vehicles during the fiscal year ended September 30, 2025. In aggregate, over 80 OEMs and Tier 1 suppliers worldwide use our solutions, covering over 70 languages and dialects, including English, German, Spanish, French, Mandarin, Cantonese, Japanese and Hindi.
In fiscal year 2025, we generated revenue of $251.8 million, a decrease of 24% compared to $331.5 million for the fiscal year ended September 30, 2024. We recorded net loss of $18.7 million for the fiscal year ended September 30, 2025, a change of 97% compared to net loss of $588.1 million recorded for the fiscal year ended September 30, 2024. The financial information included herein may not necessarily reflect our results of operations in the future.
History and Corporate Information
On October 1, 2019, Nuance Communications, a leading provider of speech and language solutions for businesses and consumers around the world, completed the legal and structural separation and distribution to its stockholders of all of the outstanding shares of our common stock, and its consolidated subsidiaries, in a tax free spin-off (the“Spin-Off”). On October 2, 2019, our common stock began regular-way trading on the Nasdaq Global Select Market under the ticker symbol CRNC.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on the investor relations page of our website (https://investors.cerence.com/). Additionally, we provide notifications of news or announcements regarding our financial performance, investor events, and press and earnings releases as part of our investor relations website. We intend to use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information contained in our website is not included as part of, or incorporated by reference into, this Form 10-K or in any other document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Our Technology & Capabilities
Our mission is to create the world’s most compelling, immersive experience across transportation and beyond, for today and tomorrow. We deliver automotive cognitive assistance solutions that are conversational and intuitive and that enable OEMs to strengthen their connection with their end users through a distinct, consistent, branded experience. Our solutions portfolio, developed in deep partnership with the automotive industry and designed to improve the in-car experience for drivers and passengers worldwide, includes, but is not limited to, the following:
•Conversational and Generative AI: Our AI-powered UX platforms include Cerence xUI, our customizable, hybrid generative AI platform built on our CaLLM family of large and small language models, and Cerence Assistant, our ready-to-deploy, next-gen voice assistant. These offerings are supported by our core technologies, including assistant activation, precise speech recognition and lifelike text-to-speech that create natural, intuitive voice experiences.
•Audio AI: a set of advanced, flexible and scalable speech enhancement and signal processing solutions tailored for modern voice assistants, voice communication applications and acoustic event detection.

How it Works
User engagement with Cerence-powered virtual assistants typically begins with a voice request. Upon receiving such an input, our software platform determines what the user has said, infers user intent, and maps the request to the most applicable category and domain or agent. Depending on the applicable domain, our software platform determines whether to respond directly or access an external or third-party data source, in all cases resulting in a response including spoken words and/or taking action. Depending on the complexity of the request and other factors, engagement may consist of multiple rapid voice interactions with the user and may combine assistance in multiple domains or across multiple AI agents.
Our software platform offers a hybrid architecture combining edge software components, which are embedded in a vehicle’s head unit and integrated with onboard systems, with cloud-connected components, which access data and content on external networks and support over-the-air updates. This hybrid architecture enables our software platform to combine the performance, reliability, efficiency, security and tight vehicular integration of embedded software with the flexibility and intelligence that cloud connectivity provides. Response frameworks can generally be customized such that requests are processed first at the edge, controlling cloud transmission costs, or in parallel at the edge and in the cloud, to achieve higher confidence responses with low latency. Our software platform includes a common programming framework including toolkits and applications for its edge and cloud-connected components, and our customers can choose the software components that are necessary to power the experiences that they want to build and offer.
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

Our Competitive Strengths
Our key competitive strengths include:
•Industry-leading technology and expansive language portfolio. Fast-moving technological advancements and increasing user engagement with large language model (LLM)-powered assistant platforms are driving automakers to examine how they can quickly and cost-effectively bring expanded AI features into their cars. Cerence xUI™ delivers on this need, offering an agentic, automotive-specific voice assistant platform that leverages our CaLLM™ family of cloud and embedded large and small language models; third-party LLMs and agents; real-time data sources; and contextual data from the car to create an engaging, conversational interface that can complete tasks, answer questions, and entertain users. Underscoring our deep expertise at the intersection of AI innovation and the unique requirements of the automotive user experience, we have already signed several strategic, long-term partnership agreements as well as proof-of-concept programs with global automakers to deploy Cerence xUI as the basis for their future in-cabin experiences. In addition to our core platform innovation, we believe that our portfolio of over 70 languages represent an important competitive advantage, as the development of capabilities to support a new language is expensive and time-consuming. Importantly, our offerings are backed by our portfolio of patents and associated rights.
•Hybrid edge-cloud system architecture. Our platforms' hybrid architecture combines the performance, reliability and tight integration that only edge software can provide with the flexibility of cloud connectivity. Cloud-reliant solutions with which our software platform competes cannot match edge software’s low latency, bandwidth efficiency, or availability in the absence of network connectivity. At the same time, cloud connectivity provides rich knowledge and content, improving the end user experience, and - depending on the OEM's particular capabilities - enables automakers to deploy new and advanced capabilities not only to new cars, but to cars already on the road , delivering added value to their drivers even after vehicle purchase. With our unique expertise in hybrid AI, we deliver an optimal interplay between the edge and cloud, reducing connectivity requirements and data privacy concerns while also leveraging real-time data and advanced AI reasoning.
•Platform Flexibility. With cross-platform compatibility and hardware flexibility, we empower OEMs to adapt quickly, reduce complexity, and deploy bespoke in-car assistants across different vehicle platforms and SOCs. We work with a variety of partners - NVIDIA, Arm, SiMa.AI, and others - to deliver an agnostic approach that meets OEMs where they are and fits into their budget and technology requirements. This helps OEMs avoid being locked into a singular architecture and helps future-proof their platforms in an age of rapid innovation and ever-changing consumer needs.

•Independence from large technology companies and automobile industry players. The in-car experience is more central to the overall driving experience than ever. Branded, differentiated automotive cognitive assistants are thus increasingly important to OEMs’ brand value. As a neutral, independent, white-label software platform vendor, we empower our customers to build branded and differentiated experiences and retain ownership of, or rights to, their system design and data.
•Deep expertise working with OEMs and tier 1 suppliers. The design and development of the head unit within the vehicle ecosystem is a complex process requiring tight integration of the software and hardware components used in and with the vehicle. Having partnered with the world's leading OEMs and suppliers for over 25 years to design and integrate our solutions into their cars, we have a unique understanding of their needs, product roadmaps and global go-to-market strategies. Further, we are fully operational and production ready for the start-to-finish execution of automotive programs. This gives us credibility with OEMs as we seek new business or look to grow our existing business.

Our Growth Strategies
We believe our growth opportunity has three key facets: continued investment in expanding the capabilities of our solutions portfolio, delivering new functionality to our installed base, and expansion beyond automotive. We believe that successful execution of these key objectives could lead to the greater penetration of our offerings and key enabling technologies throughout our target markets, resulting in an increase in the revenue we are able to capture per vehicle and expansion of our market share relative to competitors. Our primary growth strategies include, but are not limited to, the following:
•Maintain and extend product leadership. We intend to continue investing in developing our solutions portfolio, especially continuing to expand the capabilities of Cerence xUI, our next-gen platform, with a particular view toward maintaining our market share in edge software components and growing our share in cloud-connected software functionalities. Our existing relationship with, and our proximity in the design process to, OEMs provides us with insight into the needs of end-users and roadmaps for innovation. Additionally, we intend to continue to invest in customizing and supporting our solutions for specific individual automobile vehicle models, resulting in tight integration of our solutions. We believe that increasing complexity of our edge software components, including with respect to language models and multi-modal interaction, and growth in our cloud-connected product areas, including the enabling of third-party services, will enable us to increase the revenue per vehicle that we are able to generate. Additionally, we believe that these investments will help maintain our position with existing customers through new vehicle models and enable us to grow with the overall market for automotive cognitive assistance.
•Deliver new functionality to existing installed base. Our solutions have shipped in more than 525 million vehicles to date. Depending on system capabilities, we have an opportunity to deliver updated functionality to end users in the form of embedded software upgrades performed by dealers and over-the-air updates delivered from the cloud.
•Expand into non-automotive markets. Today, we primarily target the automobile and broader transportation market. However, our products and technology also have application to other areas, including, but not limited to, televisions, consumer devices like smart watches, voice-powered kiosks, and industrial applications. We have early progress in some of these areas and see this as a growth opportunity moving forward.
Competition
The automotive cognitive assistance market is competitive. Today, we face competition from three types of organizations:
•Large technology companies. Many large technology companies, including Amazon, Apple, Google, Microsoft, Alibaba, Baidu and Tencent, offer Internet-based virtual assistants. Given the popularity in general of these virtual assistants, we believe that automobile drivers and riders increasingly desire the ability to use them as part of the mobility experience. To meet this demand, some of these companies have invested in technologies, such as Apple CarPlay, to make their virtual assistants more accessible within vehicle cabins.
While these third-party virtual assistants directly compete with some of the functionality we provide as part of our software platform, they also increase the need for our software platform in two ways. First, given the fragmented and competitive nature of the virtual assistant market, it is important for OEMs and suppliers to enable end users to utilize a variety of virtual assistants. The flexibility of our platforms can, dependent on appropriate third-party agreements, enable OEMs and suppliers to provide access to multiple third-party virtual assistants through a consistent, branded interface. Second, the noisy environment of a vehicle cabin presents significant speech processing challenges for smartphone-based third-party virtual assistants that are not designed for a specific vehicle model. Our software platform integrates with third-party virtual assistants and improves their functionality by improving the quality of speech input.
•OEMs. In the age of the software-defined vehicle, OEMs are increasingly committed to building their own internal software hubs and areas of expertise. This may give our customers a viable alternative to our products and our competitors' products as OEMs consider the potential value of developing and deploying competitive solutions by investing in their own capabilities.
While this may be a viable alternative to our products and services in some instances, we anticipate that their ability to develop competitive technology may not be widely successful given their relative inexperience, leading some of their customers to choose alternative product offerings. With our extensive experience developing attractive solutions for a global automotive market, we believe that our pace of development and deep understanding of the needs of OEMs and their customers will continue to demonstrate the value of bringing Cerence in as an innovation partner. As such, even if OEMs attempt to develop the technology on their own, they may still opt for us at the end of the day.
•Small, focused competitors. We compete for business directly with certain companies focused on voice-based virtual assistance, including SoundHound in the U.S., iFlyTek in China, and other regional and technology-focused competitors. These companies have had some success selling into our customer base. However, we believe that we have multiple meaningful competitive advantages, including our scale, our globally distributed team, our best-in-class portfolio of compatible languages, and our deep experience and focus on the automotive market. We also believe that our technology, particularly our speech signal enhancement and acoustic tuning, is superior based on benchmarking results against our competitors. We believe we will continue to be able to compete successfully against these competitors as we continue to invest in our offerings.
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
Research and Development
We maintain technical engineering centers in major regions of the world that help develop our software platforms and their underlying components and provide our customers with local engineering capabilities and design development.
We employ approximately 700 research and development personnel around the world, including scientists, engineers and technicians. Our total research and development expenses were approximately $97.8 million, $121.6 million and $123.3 million for fiscal years 2025, 2024 and 2023, respectively.
We believe that continued investment in research and development will be critical for us to continue to deliver market-leading, AI-powered solutions. Accordingly, we intend to continue to invest in our product portfolio and allocate available capital and resources to our growth opportunities.
Customers
Our customers include nearly all major OEMs or their tier 1 suppliers worldwide. Our automobile manufacturer customers, commonly referred to as OEMs, include BMW, Mercedes-Benz, the Volkswagen Group (Volkswagen, Audi, Porsche, and other brands), Stellantis, Renault, Toyota, Ford, General Motors, BYD, Great Wall Motor, NIO, and many others and represented approximately 50% of our revenue in fiscal year 2025. Our tier 1 supplier customers, who typically sell automobile components to the OEMs, include HARMAN, EcarX, Bosch, Continental, Denso Ten, Aptiv, and many others and represented approximately 50% of our revenue in fiscal year 2025.
Our revenue base is geographically diverse. In fiscal year 2025, approximately 16%, 42% and 42% of our revenue came from the Americas, Europe and Asia, respectively.
Sales and Marketing and Professional Services
We market our offerings using a high-touch model in which we sell directly to our customers, which include OEMs and suppliers and as described above under “Customers.” For each of our customers, we assign a cross-functional team to support development and deployment. Our customer contracts are bespoke and vary widely, but generally represent multi-year agreements providing visibility into future revenue and helping to support retention of customer relationships over the long term.
Our sales and marketing team includes sales representatives, account managers, sales engineers, product managers, and marketing experts. As we sell our offerings to nearly all major OEMs or their tier one suppliers today, our sales strategy is primarily focused on leveraging our existing customer relationships. Account managers typically have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage. We often utilize trade shows, customer-specific demo days, and proof-of-concept programs (“POCs”) to showcase our technology and capabilities to OEMs and tier one suppliers on an individual basis. These events help maintain our market presence and awareness of our platform’s offerings while also providing opportunities to solicit feedback and input from our customers on our roadmap and future technologies.
Our professional services organization includes approximately 300 employees. These employees work with our customers in the design phase of the vehicle lifecycle to tailor our platform for specific requirements such as branding and also tune the software for the characteristics of a specific vehicle model or models. Our professional services team also provides post-design phase services through maintenance engagements, particularly with respect to our cloud-connected solutions. The tight integration of our platform into our customers’ design process and their vehicles supports our ability to win future business with those customers. Like our sales representatives, our professional services employees often have longstanding relationships with specific customers and are distributed worldwide to provide local customer coverage.
Human Capital
Summary
In September of 2025, we announced a restructuring plan (the "2025 Plan") intended to reduce operating expenses and position us for profitable growth, which included plans for a reduction in force and the closure of an office facility. The implementation of the 2025 Plan is expected to be substantially complete by the end of the first quarter of fiscal year 2026. The charges that we incur are subject to a number of assumptions, including legal requirements in impacted jurisdictions.
In August 2024, we announced a restructuring plan (the "2024 Plan") intended to reduce operating expenses and position us for profitable growth, which included a reduction in force. The implementation of the 2024 Plan was substantially complete by the end of the first quarter of fiscal year 2025.
As of September 30, 2025, we had approximately 1,300 full-time employees, with approximately 300 in professional services, and approximately 700 in research and development. Approximately 93% of our employees are based outside of the United States. None of our employees in the United States are represented by a labor union; however many of our employees in Europe are represented by workers councils or labor unions. Due to the planned closing of one of our facilities as part of the 2025 Plan, we have experienced minimal work stoppages of 12 hours.
Culture and Work Environment
We are a group of highly motivated collaborators who share a common passion for creating meaningful change in our industry and shaping the future of mobility. We are committed to attracting and retaining the best and brightest talent and building a culture of transparency, trust, and respect that has its foundation in our core values: Innovate Always, Delight Customers, Grow Together, and Have Fun.
We proactively nurture our culture by investing in our people, processes and professional development. We understand our people are critical for our continued success and are focused on helping our employees grow at every stage of their careers. To help employees at every level develop professional skills to advance in their careers, we offer employee and manager development training. Through regular seminars and workshops, our people learn diverse skills that include leveraging AI, leadership, negotiating, communicating, goal setting, and more. We provide access to world-class continuing education opportunities and resources including on-demand, self-paced learning opportunities via LinkedIn Learning.
Our teams are also continuously connecting through local social events, which bring teams together while promoting engagement, inclusion, and community-service. Our social committees organize numerous events including luncheons, karaoke, archery, yoga, hiking, fun runs, and community cleanup days. We also encourage employees to serve the community by offering compensated volunteer days to employees. In fiscal year 2025, we contributed approximately 500 community service hours globally.

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
Intellectual Property
As of September 30, 2025, we own 832 patents and patent applications and other intellectual property. Prior to our Spin-Off from Nuance, we entered into an Intellectual Property Agreement, which provides us with certain non-exclusive rights with respect to patents that will continue to be held by Nuance. While no individual patent or group of patents, taken alone, is considered material to our business, in the aggregate, we believe that these patents and rights provide meaningful protection for our products, technologies, and technical innovations.
Item 1A. Risk Factors.
You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face. Some of the risks relate to our business, others to our intellectual property and technology, the securities markets, our indebtedness and ownership of our securities. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.
Risks Relating to Our Business
The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully.
There are a number of companies that develop or may develop products that compete in the automotive voice assistance market. The market for our products and services is characterized by intense competition, evolving industry and regulatory standards, emerging business and distribution models, disruptive software technology developments, short product and service life cycles, price sensitivity on the part of customers, and frequent new product introductions, including alternatives for certain of our products that offer limited functionality at significantly lower costs or free of charge. In addition, some of our competitors have business objectives that may drive them to sell their alternative offerings at a significant discount to our offerings in the automotive voice assistant market. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the ability of their technologies to address the needs of our prospective customers. Furthermore, existing or prospective customers may decide to develop competing products or have established, or may in the future establish, strategic relationships with our competitors. Alternatively, given the increased availability and effectiveness of AI technologies and other open-source development tools, existing or prospective customers may decide to develop competitive solutions entirely in-house which compete with our product offerings. We also face significant competition with respect to cloud-based solutions in the automotive cognitive assistance market where existing and new competitors may have or have already established significant market share and product offerings.
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
From time to time, we take actions focused on process optimization and reducing operational costs. For instance, in September 2025, we announced the 2025 Plan with respect to certain foreign operations intended to streamline certain operations and simplify our organizational structure. Similarly, in August 2024, we announced the 2024 Plan intended to reduce operating expenses and position us for profitable growth, which plan was substantially complete by the end of the first quarter of fiscal year 2025. The implementation of these types of plans may be disruptive to our operations, result in higher than anticipated restructuring charges, including severance payments, payments in lieu of notice, employee benefits and related costs, and otherwise adversely affect our results of operations and financial condition. Additional risks associated with the continuing impact of these plans include employee attrition, the ability to hire new employees in the future, diversion of management attention, and adverse effects on employee morale.
In addition, our ability to complete the 2025 Plan or any plan we may announce in the future and achieve the anticipated benefits from such plan within the expected time frame, or at all, is subject to management’s estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. If we do not realize the expected benefits of the 2025 Plan or any plan we may announce in the future on a timely basis, or at all, our business, results of operations and financial condition could be adversely affected. Furthermore, following completion of the 2025 Plan or any plan we may announce in the future, our business may not be more efficient or effective than prior to the implementation of such plan. Our failure to successfully control our expenses could materially impact our results of operations, financial condition and cash flows.
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
The loss of business from any of our major customers, including as a result of lower overall demand for vehicles, automotive production curtailment or delays, cancellation of existing contracts or the failure to award us new business, has in the past and could in the future have a material adverse effect on our business, results of operations and financial condition. Alternatively, there is a risk that one or more of our major customers could be unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a major customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a major customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss. In addition, certain of our customers that are tier 1 suppliers exclusively sell to certain OEMs, including some of our other customers. A bankruptcy of, or other significant disruption to, any of these OEMs could intensify any adverse impact on our business and results of operations.
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
•changes in customer forecasts;
•our mix of variable, fixed prepaid or fixed minimum purchase commitment license contracts;
•increased expenditures incurred pursuing new product or market opportunities;
•the timing of the receipt and accuracy of royalty reports;
•fluctuating sales by our customers to their end-users;
•level of professional services projects;
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
•changes in our stock compensation practices, as it relates to employee incentive payments; and
•general economic trends as they affect the customer bases into which we sell.
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
If any of our management or other key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will and we have had management and other key employees leave in the past. We cannot assure you that one or more management or other key employees will not leave in the future. The departure of key leadership personnel, in particular, can take significant knowledge and experience from the Company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. If we do not successfully manage the transition of management positions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business and strategic direction. A change in senior management, such as we experienced over the past few years, also could result in our future strategy and plans differing from those of the past. In August 2024 and September 2025, we announced restructuring plans, including reductions in force, intended to reduce operating expenses and position us for profitable growth. These reductions and any additional measures we might take to reduce costs could yield unanticipated consequences, such as straining our workforce, diverting management attention, yielding attrition beyond our intended workforce reduction, or reducing employee morale. Further, we intend to continue to hire additional highly qualified personnel, including research and development and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.
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
While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. Any cybersecurity or data privacy incident or breach may result in:
•loss of revenue resulting from the operational disruption;
•loss of revenue or increased credit loss expense due to the inability to invoice properly or to customer dissatisfaction resulting in collection issues;
•loss of revenue due to loss of customers;
•material remediation costs to recreate or restore systems;
•material investments in new or enhanced systems in order to enhance our information security posture;
•cost of incentives offered to customers to restore confidence and maintain business relationships;
•reputational damage resulting in the failure to retain or attract customers;
•costs associated with potential litigation or governmental investigations, enforcement actions or regulatory fines;
•claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations;
•costs associated with any required notices of a data breach;
•costs associated with the potential loss of critical business data;
•difficulties enhancing or creating new products due to loss of data or data integrity issues; and

•other consequences of which we are not currently aware of but will discover through the remediation process.
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
Notably, for example, on May 25, 2018, the European General Data Protection Regulation 2016/679, which is commonly referred to as GDPR, took effect. The GDPR applies to any company established in the European Economic Area (“EEA”) as well as any company outside the EEA that collects or otherwise processes personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. The GDPR imposes additional obligations and risk upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance. Failure to comply with the requirements of the GDPR may result in potential fines. The GDPR also confers a private right of action on data subjects and nonprofit organizations, acting subject to a mandate granted by the data subject, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
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
The development and use of artificial intelligence (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.
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
On the regulatory front, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies. Certain states, such as Texas, California and Colorado have enacted legislation which imposes or will impose novel requirements on AI developers and users. We do not expect these legislative acts to present a material risk to us individually, given the nature of our operations and the locations in which we conduct business. However, these state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could:
•give rise to legal and/or regulatory actions, including with respect to legislation regulating AI in jurisdictions such as the EEA, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws;
•damage our reputation; or
•otherwise materially harm our business.
In addition, we generate professional services revenue from our work with customers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. As our professional services offerings become more standardized across our customer base, we may observe less revenues due to decreased integration time required. In addition, the use of AI technologies, or other increasingly pervasive open source development tools, by our customers to accomplish these tasks internally could have a negative impact on our business and the revenues that we derive from the provision of professional services.
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
Because we operate worldwide, our business is subject to risks associated with doing business internationally. We generate most of our international revenue in Europe and Asia, and we anticipate that revenue from international operations will increase in the future. In addition, some of our products are developed outside the United States. We conduct a significant portion of the development of our voice recognition and natural language understanding solutions in Canada and Germany. We also have significant research and development resources in Belgium, China, India, Italy, and the United Kingdom. We are exposed to fluctuating exchange rates of foreign currencies, including the euro, British pound, Canadian dollar, Chinese RMB, Japanese yen, Indian rupee and South Korean won. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:
•adverse political and economic conditions, or changes to such conditions, in a specific region or country;
•trade protection measures, including tariffs and import/export controls, imposed by the United States and/or by other countries or regional authorities such as China, Canada or the European Union;
•changes in foreign currency exchange rates or the lack of ability to hedge certain foreign currencies;

•compliance with laws and regulations in many countries, including with respect to data protection, anticorruption, labor relations, tax, foreign currency, anti-competition, import, export and trade regulations, and any subsequent changes in such laws and regulations;
•geopolitical turmoil, including terrorism and war, such as the ongoing conflicts in Ukraine and the Middle East;
•changing data privacy regulations and customer requirements to locate data centers in certain jurisdictions;
•evolving restrictions on cross-border investment, including recent enhancements to the oversight by the Committee on Foreign Investment in the United States pursuant to the Foreign Investment Risk Preview Modernization Act and substantial restrictions on investment from China;
•changes in applicable tax laws;
•difficulties in staffing and managing operations in multiple locations in many countries;
•longer payment cycles of foreign customers and timing of collections in foreign jurisdictions; and
•less effective protection of intellectual property than in the United States.
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
We have significant intangible assets, including goodwill and other intangible assets, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets are goodwill, customer relationships and patents and core technologies. Customer relationships are amortized over their estimated economic lives based on the pattern of economic benefits expected to be generated from the use of the asset. Technologies and patents are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill on an annual basis. Whenever events or changes in circumstances indicate that the carrying value may not be recoverable, we will be required to assess the potential impairment of goodwill and other intangible assets. Factors that could trigger an impairment of such assets include the following:

•changes in our organization or management reporting structure that could result in additional reporting units, which may require alternative methods of estimating fair values or greater disaggregation or aggregation in our analysis by reporting unit;
•significant under performance relative to historical or projected future operating results;
•significant changes in the strategy for our overall business;
•significant negative industry or economic trends;
•significant decline in our stock price for a sustained period; and
•our market capitalization declining to below net book value.
During the fiscal years ended September 30, 2025 and 2023, we did not have goodwill impairment. For the fiscal year ended September 30, 2024, we recorded a goodwill impairment charge of $609.2 million within the Consolidated Statement of Operations.
Future adverse changes in the above or other unforeseeable factors could result in additional impairment charges that would impact our results of operations and financial position in the reporting period identified.
Health Events, such as pandemics and disease outbreaks, have disrupted, and may continue to disrupt, our business and that of our customers, which could adversely affect our financial performance.
Our business depends on, and is directly affected by, the output and sales of the global automotive industry and the use of automobiles by consumers. Health events, such as pandemics and disease outbreaks, have disrupted, and may in the future again disrupt, global automotive industry sales and production volumes. As a result of such events, we have seen, and could again see, supply chain challenges in the automotive industry related to semiconductor devices that are used in automobiles that resulted in difficulties in entering into new contracts with our customers, a decline in revenues resulting from the decrease in the production and sale of automobiles by our customers, increased difficulties in collecting payment obligations from our customers and slowing or termination of our customers’ projects with us. These may be further exacerbated by potential global economic downturns that could result from future pandemics or disease outbreaks, which could further decrease consumer demand for vehicles or result in the financial distress of one or more of our customers.
Risks Relating to our Intellectual Property and Technology
Third parties have claimed and may claim in the future that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.
From time to time, we are subject to claims and legal actions alleging that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various arrangements. Any of these could seriously harm our business, financial condition or results of operations.
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
Litigation may be necessary to enforce our intellectual property rights, including our patents, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. For example, we have initiated legal proceedings to enforce or defend our intellectual property rights or the terms of existing agreements against multiple third parties. Litigation, regardless of the outcome, can be very expensive and can divert management’s efforts, which could harm our business and financial results, and third parties may have the ability to dedicate substantially greater resources to these legal actions than us. The potential outcomes of litigation are unpredictable and, as a result, there can be no assurance that we will prevail in any such litigation or, if we prevail, what remedies might be awarded. Also, our success with respect to litigation in one case may not necessarily mean that we will be successful in enforcing our intellectual property rights in a different situation. Moreover, such litigation has resulted, and may in the future result, in counterclaims against us which may be costly to defend and could subject us to significant liabilities or cause severe disruptions to our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property rights, which could harm the Company’s business, financial condition and results of operations.
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
In connection with the Spin-Off, we entered into agreements with Nuance governing the allocation of intellectual property rights and data related to our business. These agreements include restrictions on our use of Nuance’s intellectual property rights and data licensed to us. Moreover, the licenses granted to us under Nuance’s intellectual property rights and data are non-exclusive, so Nuance may be able to license the rights and data to third parties that may compete with us. These agreements could adversely affect our position and options relating to intellectual property enforcement, licensing negotiations and monetization and access to data used in our business. We also may not have sufficient rights to grant sublicenses of intellectual property or data used in our business, and may be subject to third party rights pertaining to the underlying intellectual property or data, and may be unsuccessful in remedying any breaches of these agreements. These circumstances could adversely affect our ability to protect our competitive position in the industry and otherwise adversely affect our business, financial condition and results of operations.
Risks Relating to Our Securities and Indebtedness
We may evaluate whether to pay cash dividends on our common stock in the future.
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
Servicing our debt may require a significant amount of cash. We may not have sufficient cash flow from our business to pay our indebtedness, and we may not have the ability to raise the funds necessary to settle for cash conversions of our outstanding 1.50% convertible senior notes due July 1, 2028 ($210 million of which were outstanding as of September 30, 2025, the "2028 Notes") or to repurchase the 2028 Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.
In June 2020, we issued an aggregate principal amount of $175 million 3.00% convertible senior notes due June 1, 2025, the “2025 Notes.” In June 2023, we issued an aggregate principal amount of $210 million of the 2028 Notes (together with the 2025 Notes and the 2025 Modified Notes (as defined below), the “Notes”). The interest rate for the 2028 Notes is fixed at 1.50% per annum and is payable semi-annually in arrears on January 1 and July 1 of each year. We repurchased $87.5 million of the 2025 Notes with a portion of the proceeds from the sale of the 2028 Notes. The remaining outstanding principal balance on the 2025 Notes and accrued interest was repaid in its entirety at maturity during the three months ended June 30, 2025.
We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things: (a) increasing our vulnerability to adverse economic and industry conditions; (b) limiting our ability to obtain additional financing; (c) requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes; (d) limiting our flexibility to plan for, or react to, changes in our business; (e) diluting the interests of our existing stockholders as a result of issuing our common stock upon conversion of the 2028 Notes; and (f) placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2028 Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.
Holders of the 2028 Notes have the right to require us to repurchase their 2028 Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) at a repurchase price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2028 Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases in connection with such conversion and our ability to pay may additionally be limited by law, by regulatory authority, or by agreements governing our existing and future indebtedness. Our failure to repurchase the 2028 Notes at a time when the repurchase is required by the indenture governing the 2028 Notes or to pay any cash payable on future conversions as required by such indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2028 Notes or make cash payments upon conversions thereof.
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. Any debt financing obtained by us could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our common stock. The terms of any debt financing may include liquidity requirements, restrict our ability to pay dividends, and require us to comply with other restrictive covenants.
In addition, our current and/or future indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulations;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt;
•limit our ability to borrow additional amounts for funding acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of our company less attractive or more difficult.
Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and results of operations and the value of our common stock.
In the event the conditional conversion feature of the 2028 Notes is triggered, holders of the 2028 Notes will be entitled to convert the 2028 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2028 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conversion of some or all of the 2028 Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such 2028 Notes. Our 2028 Notes may become in the future convertible at the option of their holders under certain circumstances. If holders of our 2028 Notes elect to convert their 2028 Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.
The accounting method for convertible debt securities that may be settled in cash, such as the 2028 Notes, could have a material effect on our reported financial results.
Under FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20, an issuer was required to separately account for the liability and equity components of convertible debt instruments (such as the 2028 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion options of the 2028 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the 2028 Notes, which reduced their initial carrying value. The carrying value of the 2028 Notes, net of the applicable discount recorded, were accreted up to the principal amount of the 2028 Notes, as the case may be, from the issuance date until maturity, which resulted in non-cash charges to interest expense in our consolidated statement of operations.
In August 2020, the FASB issued Accounting Standards Update ASU 2020-06, or ASU 2020-06, with the intent to simplify ASC 470-20 and ASC subtopic 815-40, Contracts in Entity’s Own Equity, or ASC 815-40. Among the changes, ASU 2020-06 removed the requirement to bifurcate the liability and equity components of convertible debt instruments (such as the 2028 Notes) that may be settled entirely or partially in cash upon conversion. The removal of the bifurcation of liability and equity components eliminated non-cash interest expense corresponding to the amounts recorded within equity. In addition, ASU 2020-06 precludes the use of the treasury stock method, when calculating diluted earnings per share, for convertible debt instruments that may be settled entirely or partially in cash upon conversion. We adopted ASU 2020-06 on October 1, 2022 using the modified retrospective approach. Please see Note 2(t) for further discussion.
We currently apply the “if-converted” method for calculating any potential dilutive effect of the conversion options embedded in the 2028 Notes on diluted net income per share, which assumes that all of the 2028 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted net income per share to the extent we are profitable, and accounting standards may change in the future in a manner that may otherwise adversely affect our diluted net income per share.
Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers.
Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that:
•do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders, in each case except as such rights may otherwise be provided to holders of preferred stock;
•establish advance notice requirements for stockholder nominations and proposals;
•provide that a special meeting of our stockholders may only be called by our Board, the Chairman of our Board or our Chief Executive Officer, or at the request of holders of not less than 20% of the outstanding shares of our common stock; and
•limit our ability to enter into certain business combination transactions.
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
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including:
•projected levels of taxable income;
•pre-tax income being lower than anticipated in countries with lower statutory rates or higher than anticipated in countries with higher statutory rates;
•increases or decreases to valuation allowances recorded against deferred tax assets;
•tax audits conducted and settled by various tax authorities;
•adjustments to income taxes upon finalization of income tax returns;
•the ability to claim foreign tax credits;
•the repatriation of non-U.S. earnings for which we have not previously provided for income taxes;
•changes in tax laws and their interpretations in countries in which we are subject to taxation; and
•changes to assessments of uncertain tax positions.
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
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our results of operations due to factors related to our business;
•success or failure of our business strategies;
•competition and industry capacity;
•changes in interest rates and other factors that affect earnings and cash flow;
•our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•our ability to retain and recruit qualified personnel;
•our quarterly or annual earnings, or those of other companies in our industry;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover, or positively cover, our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of our company and our industry;
•overall market fluctuations unrelated to our operating performance;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tariffs, trade regulations, and tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting stockholders; and
•general economic and political conditions, government shutdowns, war, conflict or other political instability, and other external factors.
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
From time to time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cyber Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management program in accordance with our risk profile, which is informed by, and incorporates, elements of recognized industry standards. We leverage the support of third-party information technology and security providers, including for cybersecurity audits and risk assessments. We implement technical controls, such as multi-factor authentication and we deploy cybersecurity tools through a leading third-party cybersecurity firm to protect our systems from cybersecurity related risks. We have an enterprise risk management program and we maintain written information security policies, including an incident response plan, which is designed to establish our processes for identifying, responding to, and recovering from cybersecurity incidents. The incident response plan is exercised on an annual basis. Finally, we have implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers, including through the use of vendor security questionnaires. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems. For more information, please see Item 1A - Risk Factors.
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
We believe our planned facilities and equipment are in good operating condition and are suitable for the conduct of our business.
Item 3. Legal Proceedings.
Derivative Actions
On May 10 and 12, 2022, respectively, plaintiffs William Shafer and Peter Morse filed shareholder derivative complaints in the United States District Court for the District of Massachusetts on behalf of Cerence Inc. against defendants (and former officers) Sanjay Dhawan and Mark J. Gallenberger as well as board members Arun Sarin, Thomas Beaudoin, Marianne Budnik, Sanjay Jha, Kristi Ann Matus, Alfred Nietzel and then-current CEO and board member Stefan Ortmanns. These actions are premised on factual contentions substantially similar to those made in the Securities Action (as defined below) and contain substantially similar legal contentions. As such, on June 13, 2022, at the parties’ request, the court consolidated these derivative actions into a single action and appointed co-lead counsel for plaintiffs in that consolidated action. On February 3, 2025, defendants filed a motion to dismiss on the grounds of demand futility and failure to state a claim. On June 18, 2025, the Court granted the motion without leave to amend.
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
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence's "voice recognition technology" (rather than anyone in Illinois whose "voiceprint" was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. The parties are now briefing class certification, which briefing is scheduled to be complete on December 15, 2025. On November 3, 2025, plaintiffs moved to stay the Federal Court case pending the Circuit Court's ruling on class certification. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On October 13, 2023, Cerence filed its first patent infringement complaint against Samsung alleging infringement of five Cerence patents (hereinafter referred to as “Samsung I”). On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four additional Cerence patents (hereinafter referred to as “Samsung II”). In its responsive pleading to Samsung II, on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung sought damages, including trebled damages, and its costs and fees. On September 4, 2024, Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement. Trial for Samsung I was scheduled to begin in October 2025 and trial for Samsung II was scheduled to begin in April 2026. On October 28, 2025 Samsung and Cerence resolved these disputes by entering into a cross-license agreement, which, among other things, resulted in Samsung agreeing to pay Cerence a one-time lump sum payment in the total amount of $49.5 million, due within 30 days. The cross-license agreement requires that each party is responsible for bearing their own costs for any associated legal fees incurred as a result of the alleged complaints and negotiations resulting in the dispute resolution. As a result, our final receipt of the one-time lump-sum payment will result in us incurring approximately $24.6 million in legal fees.
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
Holders of Common Stock
As of November 7, 2025, there were 415 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.
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
Performance Graph
The graph below compares the cumulative total shareholder return of our common stock for the last five years with the Russell 2000 and the S&P Software & Services Select indices. The information presented assumes an initial investment of $100 on October 1, 2020. The graph shows the value that each of these investments would have had at the end of each fiscal year.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. The total return performance graph does not assume the reinvestment of dividends for the Company’s common stock. As mentioned in Dividend Policy above, the Company does not currently pay nor reinvest dividends.

Comparison of Cumulative Total Return
Among Cerence Inc., the Russell 2000 Index, and the S&P Software & Select Services Index

$700
$600
$500
$400
$300
$200
$100
$0
10/1/20
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
CRNC
Russell 2000
S&P Software & Services Select Industry Index

	October 1, 2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
Cerence Inc.	$100.00	$193.22	$31.66	$40.95	$6.33	$25.05
Russell 2000	$100.00	$143.96	$108.72	$116.58	$145.64	$159.12
S&P Software & Services Select	$100.00	$141.30	$88.05	$104.55	$132.24	$162.71
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
Not applicable.
Item 6. Reserved.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations, (the “MD&A”), describes the principal factors, based on management’s assessment, which had a material impact on our results of operations, financial condition and liquidity, as well as our critical accounting estimates. Our MD&A generally includes a discussion of results of operations, financial condition, liquidity and capital resources related to year-over-year comparisons between fiscal years ended September 30, 2025 and 2024, as well as fiscal years ended September 30, 2024 and 2023.
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
Overview
Cerence builds conversational and agentic AI solutions for the mobility/transportation market. Our primary target is the automobile market, but our solutions can apply to all forms of transportation including, but not limited to, two-wheel vehicles, planes, tractors, cruise ships and elevators as well as the Internet of Things industry as a whole, including televisions, smart watches, voice-powered kiosks, and more. Our solutions power natural conversational and intuitive interactions between automobiles, drivers and passengers, and the broader digital world. We possess one of the leading software platforms for building automotive virtual assistants. Our automotive customers include nearly all major automobile original equipment manufacturers (“OEMs”) or their tier 1 suppliers worldwide. We deliver our solutions on a white-label basis, enabling our customers to deliver customized virtual assistants with unique, branded personalities and ultimately strengthening the bond between automobile brands and end users. Our vision is to enable a more enjoyable, safer journey for everyone.
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
We generate revenue primarily by selling software or intellectual property (“IP”) licenses and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with nearly all major automotive OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some visibility into future revenue; however, such revenue may not materialize as expected due to delays in automobile production, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the administration in the United States or actions taken by other countries in response, automotive production curtailment or delays related thereto, changing customer forecasts, macroeconomic conditions or other factors discussed elsewhere in this Annual Report.
Business Trends
We experienced a 24.0% decrease in total revenue during fiscal year 2025. The decrease in revenues was driven by a decrease in connected services revenue due to the early termination of a legacy contract acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer. The effect of this change was to accelerate $67.8 million of deferred revenue into the first quarter of fiscal year 2024. The decrease was partially offset by an increase in license revenue primarily due to an increase in volume of licensing royalties. Our license revenue is highly dependent on vehicle production, the timing and volume of which continues to be impacted by the changing dynamics in the global automotive industry. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to production delays and slowdowns. The decrease in our professional services revenues was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally.
During fiscal year 2025, total cost of revenues decreased by 21.3% compared to fiscal year 2024, primarily driven by the declines in connected services and professional services revenues. Total operating expenses decreased by 77.5% during fiscal year 2025, primarily driven by the impairment of goodwill recognized in fiscal year 2024 and our ongoing business transformation and cost reduction efforts. Restructuring and other costs, net decreased $1.7 million, driven by the wind-down of restructuring efforts initiated in 2024.
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
For the fiscal year 2025 as compared to fiscal year 2024:
•Total revenue decreased by $79.7 million, or 24.0%, from $331.5 million to $251.8 million.
•Operating margin increased by 174.0 percentage points from negative 174.9% to negative 0.9%.
•Cash from operating activities changed by $44.0 million, or 255.7%, from cash provided by operating activities of $17.2 million to cash provided by operating activities of $61.2 million.
For fiscal year 2024 as compared to fiscal year 2023:
•Total revenue increased by $37.0 million, or 12.6%, from $294.5 million to $331.5 million.
•Operating margin decreased by 165.7 percentage points from negative 9.2% to negative 174.9%.
•Cash from operating activities changed by $9.7 million, or 129.4%, from cash provided by operating activities of $7.5 million to cash provided by operating activities of $17.2 million.
Operating Results
The following table shows the Consolidated Statements of Operations for the fiscal years 2025, 2024 and 2023 (dollars in thousands):

	2025	2024	2023
Revenues:
License	$140,625	$124,746	$145,159
Connected services	53,358	133,444	75,071
Professional services	57,798	73,314	74,245
Total revenues	251,781	331,504	294,475
Cost of revenues:
License	$6,941	$6,060	$8,522
Connected services	21,418	24,787	22,995
Professional services	40,286	56,282	63,232
Amortization of intangibles	—	103	414
Total cost of revenues	68,645	87,232	95,163
Gross profit	183,136	244,272	199,312
Operating expenses:
Research and development	$97,756	$121,563	$123,333
Sales and marketing	21,815	21,725	27,504
General and administrative	48,770	52,468	57,903
Amortization of intangible assets	1,668	2,203	5,854
Restructuring and other costs, net	15,418	17,077	11,917
Goodwill impairment	—	609,172	—
Total operating expenses	185,427	824,208	226,511
Loss from operations	(2,291)	(579,936)	(27,199)
Interest income	3,853	5,353	4,471
Interest expense	(10,223)	(12,553)	(14,769)
Other (expense) income, net	(160)	2,526	1,108
Loss before income taxes	(8,821)	(584,610)	(36,389)
Provision for income taxes	9,893	3,468	19,865
Net loss	$(18,714)	$(588,078)	$(56,254)
Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. During fiscal year 2023, we had a reduction in contributions from our fixed license contracts due to our decision to limit the level of such contracts on a go-forward basis which contributed to a decline in reported license revenue for fiscal years 2023, 2024 and 2025. Going forward, we will continue to assess the levels of fixed license contracts and make adjustments, as necessary. See Note 3 to the accompanying consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage and costs associated with our Cerence Link product.
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
Total other expense, net consists primarily of foreign exchange gains (losses), losses on our investments in convertible notes, gains (losses) on the extinguishment of debt and interest expense related to the Notes.
We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which has experienced production delays and slowdowns. Volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and related policies also has resulted in increased pricing pressure from customers and delays in program timelines. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to make efforts to streamline our operations, and we continue to focus on our cost management and have taken, and expect to continue to take, cost reduction actions, which may result in additional restructuring costs. In particular, in September 2025, we announced the 2025 Plan intended to streamline certain operations. In August 2024, we announced the 2024 Plan intended to reduce operating expenses and position us for profitable growth. During fiscal year 2025, we incurred approximately $15.4 million of restructuring charges as part of the 2024 Plan and currently estimate cash charges of approximately $7.4 million to $7.6 million during fiscal year 2026, as part of the 2025 Plan. The implementation of the 2024 Plan was substantially complete by the end of the first quarter of fiscal year 2025 and the implementation of the 2025 Plan is expected to be substantially complete by the end of the first quarter of fiscal year 2026. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal year 2026 in certain cases. The charges that we expect to incur from the implementation of the 2025 Plan are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses and charges may differ materially from the estimates disclosed above. For additional details, refer to Item 1A. Risk Factors.

Fiscal Year 2025 Compared with Fiscal Year 2024 and Fiscal Year 2024 Compared with Fiscal Year 2023
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change (dollars in thousands):

	Year Ended September 30,						% Change	% Change
	2025	% of Total	2024	% of Total	2023	% of Total	2025 vs. 2024	2024 vs. 2023
License	$140,625	55.9%	$124,746	37.6%	$145,159	49.3%	12.7%	(14.1)%
Connected services	53,358	21.2%	133,444	40.3%	75,071	25.5%	(60.0)%	77.8%
Professional services	57,798	23.0%	73,314	22.1%	74,245	25.2%	(21.2)%	(1.3)%
Total revenues	$251,781		$331,504		$294,475		(24.0)%	12.6%
Fiscal Year 2025 Compared with Fiscal Year 2024
Total revenues for fiscal year 2025 were $251.8 million, a decrease of $79.7 million, or 24.0%, from $331.5 million from fiscal year 2024. The decrease in revenues was driven by connected services revenue due to the early termination of a legacy contract in fiscal year 2024 acquired by Nuance through a 2013 acquisition and the termination of services provided to a separate customer, who in turn provided services to our legacy customer (hereinafter the "2013 Nuance Legacy Contract Termination"). The decrease was partially offset by increases in license revenue primarily due to higher volume of licensing royalties.
License Revenue
License revenue for fiscal year 2025 was $140.6 million, an increase of $15.9 million, or 12.7%, from $124.7 million for fiscal year 2024. The increase in license revenue was driven by a $24.1 million increase in variable license revenue due to higher volume of licensing royalties, primarily offset by a $8.2 million decrease in fixed contracts. As a percentage of total revenue, license revenue increased by 18.2 percentage points from 37.6% for fiscal year 2024 to 55.9% for fiscal year 2025.
Connected Services Revenue
Connected services revenue for fiscal year 2025 was $53.4 million, a decrease of $80.1 million, or 60.0%, from $133.4 million for fiscal year 2024. This decrease was primarily driven by the 2013 Nuance Legacy Contract Termination. As a percentage of total revenue, connected services revenue decreased by 19.1 percentage points from 40.3% for fiscal year 2024 to 21.2% for fiscal year 2025.
Professional Services Revenue
Professional services revenue for fiscal year 2025 was $57.8 million, a decrease of $15.5 million, or 21.2%, from $73.3 million for fiscal year 2024. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenue, professional services revenue increased by 0.8 percentage points from 22.1% for fiscal year 2024 to 23.0% for fiscal year 2025.
Fiscal Year 2024 Compared with Fiscal Year 2023
Total revenues for fiscal year 2024 were $331.5 million, an increase of $37.0 million, or 12.6%, from $294.5 million from fiscal year 2023. The increase in revenues was driven by connected services revenue due to the 2013 Nuance Legacy Contract Termination. The increase was partially offset by decreases in license revenue primarily due to lower volume of licensing royalties.

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
Connected Services Revenue
Connected services revenue for fiscal year 2024 was $133.4 million, an increase of $58.3 million, or 77.8%, from $75.1 million for fiscal year 2023. This increase was primarily driven by the 2013 Nuance Legacy Contract Termination. The effect of these changes was an acceleration of $67.8 million and $9.9 million of deferred revenue, respectively, into the first quarter of fiscal year 2024. As a percentage of total revenue, connected services revenue increased by 14.8 percentage points from 25.5% for fiscal year 2023 to 40.3% for fiscal year 2024.
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
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
License	$6,941	$6,060	$8,522	14.5%	(28.9)%
Connected services	21,418	24,787	22,995	(13.6)%	7.8%
Professional services	40,286	56,282	63,232	(28.4)%	(11.0)%
Amortization of intangibles	—	103	414	(100.0)%	(75.1)%
Total cost of revenues	$68,645	$87,232	$95,163	(21.3)%	(8.3)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
License	$133,684	$118,686	$136,637	12.6%	(13.1)%
Connected services	31,940	108,657	52,076	(70.6)%	108.7%
Professional services	17,512	17,032	11,013	2.8%	54.7%
Amortization of intangibles	—	(103)	(414)	(100.0)%	(75.1)%
Total gross profit	$183,136	$244,272	$199,312	(25.0)%	22.6%
Fiscal Year 2025 Compared with Fiscal Year 2024
Total cost of revenues for fiscal year 2025 was $68.6 million, a decrease of $18.6 million, or 21.3%, from $87.2 million for fiscal year 2024.
We experienced a decrease in total gross profit of $61.1 million, or 25.0%, from $244.3 million to $183.1 million. The decrease was primarily driven by the 2013 Nuance Legacy Contract Termination.

Cost of License Revenue
Cost of license revenue for fiscal year 2025 was $6.9 million, an increase of $0.9 million, or 14.5%, from $6.1 million for fiscal year 2024. Cost of license revenues increased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenue, cost of license revenue increased by 3.2 percentage points from 6.9% for fiscal year 2024 to 10.1% for fiscal year 2025.
License gross profit increased by $15.0 million, or 12.6%, primarily due to increased license revenues.
Cost of Connected Services Revenue
Cost of connected services revenue for fiscal year 2025 was $21.4 million, a decrease of $3.4 million, or 13.6%, from $24.8 million for fiscal year 2024. Cost of connected services revenue decreased primarily due to a $1.4 million decrease from lower internal allocated labor, a $1.1 million decrease in our cloud infrastructure costs and a $0.4 million decrease in cost of goods sold. As a percentage of total cost of revenue, cost of connected service revenue increased by 2.8 percentage points from 28.4% for fiscal year 2024 to 31.2% for fiscal year 2025.
Connected services gross profit decreased $76.7 million, or 70.6%, from $108.7 million to $31.9 million which was primarily driven by the 2013 Nuance Legacy Contract Termination.
Cost of Professional Services Revenue
Cost of professional services revenue for fiscal year 2025 was $40.3 million, a decrease of $16.0 million, or 28.4%, from $56.3 million for fiscal year 2024. Cost of professional services revenue decreased primarily due to a $10.1 million decrease in third-party contractor costs, a $3.4 million decrease in allocated costs, and a $1.2 million decrease in compensation-related expenditures. Decreases were driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, and other efficiencies in our professional services processes. As a percentage of total cost of revenue, cost of professional services revenue decreased by 5.8 percentage points from 64.5% for fiscal year 2024 to 58.7% for fiscal year 2025.
Professional services gross profit increased $0.5 million, or 2.8%, from $17.5 million to $17.0 million which was primarily due to decreases in compensation-related expenditures during fiscal year 2025.
Fiscal Year 2024 Compared with Fiscal Year 2023
Our total cost of revenues for fiscal year 2024 was $87.2 million, a decrease of $8.0 million, or 8.3%, from $95.2 million for fiscal year 2023.
We experienced an increase in gross profit of $45.0 million, or 22.6%, from $199.3 million to $244.3 million. The increase was primarily driven by the increase in connected service revenue due to the 2013 Nuance Legacy Contract Termination.
Cost of License Revenue
Cost of license revenue for fiscal year 2024 was $6.1 million, a decrease of $2.4 million, or 28.9%,, from $8.5 million for fiscal year 2023. Cost of license revenues decreased primarily due to costs associated with our Cerence Link product. As a percentage of total cost of revenue, cost of license revenue decreased by 2.1 percentage points from 9.0% for fiscal year 2023 to 6.9% for fiscal year 2024.
License gross profit decreased by $17.9 million, or 13.1%, from $136.6 million to $118.7 million, primarily due to decreases in license revenues.
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

Connected services gross profit increased $56.6 million, or 108.7%, from $52.1 million to $108.7 million which was primarily driven by the 2013 Nuance Legacy Contract Termination.
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
R&D Expenses

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Research and development	$97,756	$121,563	$123,333	(19.6)%	(1.4)%
Fiscal Year 2025 Compared with Fiscal Year 2024
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for fiscal year 2025 were $97.8 million, a decrease of $23.8 million, or 19.6%, from $121.6 million for fiscal year 2024. The decrease in R&D expenses was primarily attributable to a $8.6 million decrease in third-party contractor costs, a $5.6 million decrease in employee compensation costs, a net $3.6 million decrease in internally allocated costs, a $0.4 million decrease in our cloud infrastructure costs, and a $6.3 million international tax credit catch-up related to two different tax jurisdictions; partially offset by $0.6 million in depreciation and amortization expense. As a percentage of total operating expenses, R&D expenses increased by 38.0 percentage points from 14.7% for fiscal year 2024 to 52.7% for fiscal year 2025.
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
Sales & Marketing Expenses

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Sales and marketing	$21,815	$21,725	$27,504	0.4%	(21.0)%

Fiscal Year 2025 Compared with Fiscal Year 2024
Sales and marketing expenses for fiscal year 2025 were $21.8 million, an increase of $0.1 million, or 0.4%, from $21.7 million for fiscal year 2024. As a percentage of total operating expenses, sales and marketing expenses increased by 9.1 percentage points from 2.6% for fiscal year 2024 to 11.8% for fiscal year 2025.
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
General & Administrative Expenses

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
General and administrative	$48,770	$52,468	$57,903	(7.0)%	(9.4)%
Fiscal Year 2025 Compared with Fiscal Year 2024
General and administrative expenses for fiscal year 2025 were $48.8 million, a decrease of $3.7 million, or 7.0%, from $52.5 million for fiscal year 2024. The decrease in general and administrative expenses was primarily attributable to a $3.3 million decrease in bad debt expense, a $1.9 million decrease in employee compensation-related expenditures, and a $0.7 million decrease in rent and utilities expenses. The decrease was partially offset by $2.0 million less costs being allocated out. As a percentage of total operating expenses, general and administrative expenses increased by 19.9 percentage points from 6.4% for fiscal year 2024 to 26.3% for fiscal year 2025.
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
Amortization of Intangible Assets

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Cost of revenues	$—	$103	$414	(100.0)%	(75.1)%
Operating expense	1,668	2,203	5,854	(24.3)%	(62.4)%
Total amortization	$1,668	$2,306	$6,268	(27.7)%	(63.2)%
Fiscal Year 2025 Compared with Fiscal Year 2024
Intangible asset amortization for fiscal year 2025 was $1.7 million, a decrease of $0.6 million, or 27.7%, from $2.3 million for fiscal year 2024. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal years 2025 and 2024.
As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.1 percentage points from 0.1% for fiscal year 2024 to none for fiscal year 2025. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses increased by 0.6 percentage points from 0.3% for fiscal year 2024 to 0.9% for fiscal year 2025.
Fiscal Year 2024 Compared with Fiscal Year 2023
Intangible asset amortization for fiscal year 2024 was $2.3 million, a decrease of $4.0 million, or 63.2%, from $6.3 million for fiscal year 2023. The decrease primarily relates to certain intangible assets having been fully amortized during fiscal year 2024.
As a percentage of total cost of revenues, intangible asset amortization within cost of revenues decreased by 0.3 percentage points from 0.4% for fiscal year 2023 to 0.1% for fiscal year 2024. As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 2.3 percentage points from 2.6% for fiscal year 2023 to 0.3% for fiscal year 2024.
Other Components of Operating Expense

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Restructuring and other costs, net	$15,418	$17,077	$11,917	(9.7)%	43.3%
Goodwill impairment	$—	$609,172	$—	100.0%	—%
Fiscal Year 2025 Compared with Fiscal Year 2024
Fiscal Year 2025
For the fiscal year ended September 30, 2025, we recorded restructuring and other costs, net of $15.4 million, which included a $12.1 million severance charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense for the termination of former senior management employees, and a $3.3 million charge related to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.
Fiscal Year 2024
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
Based upon the results of the above impairment tests, our goodwill impairment charges total $609.2 million on the Consolidated Statement of Operations for the fiscal year ended September 30, 2024.
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

For the fiscal year ended September 30, 2024, we recorded restructuring and other costs, net of $17.1 million, which included a $13.4 million severance charge related to the elimination of personnel, of which $8.1 million related to the 2024 Plan, $2.8 million of consulting costs relating to our transformation initiatives, and $0.8 million of other one-time charges. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.
As a percentage of total operating expense, restructuring and other costs, net increased by 6.2 percentage points from 2.1% for fiscal year 2024 to 8.3% for fiscal year 2025.
Fiscal Year 2024 Compared with Fiscal Year 2023
Restructuring and other costs, net for fiscal year 2024 were $17.1 million, an increase of $5.2 million, from $11.9 million for fiscal year 2023. The increase in restructuring and other costs, net was primarily due to a $13.4 million severance charge related to the elimination of personnel, of which $8.1 million related to the 2024 Plan, $2.8 million of consulting costs relating to our transformation initiatives, and $0.8 million of other one-time charges. As a percentage of total operating expense, restructuring and other costs, net decreased by 3.2 percentage points from 5.3% for fiscal year 2023 to 2.1% for fiscal year 2024.

Total Other Expense, Net

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest income	$3,853	$5,353	$4,471	(28.0)%	19.7%
Interest expense	(10,223)	(12,553)	(14,769)	(18.6)%	(15.0)%
Other income (expense), net	(160)	2,526	1,108	(106.3)%	128.0%
Total other expense, net	$(6,530)	$(4,674)	$(9,190)	39.7%	(49.1)%
Fiscal Year 2025 Compared with Fiscal Year 2024
Total other expense, net for fiscal year 2025 was $6.5 million, a change of $1.9 million from $4.7 million of expense for fiscal year 2024. The decrease in interest income was primarily attributable to a reduction of balances generating interest. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in other income (expense), net was primarily driven by a $2.4 million write down of investments in convertible notes in fiscal year 2025, offset by foreign exchange gains.
Fiscal Year 2024 Compared with Fiscal Year 2023
Total other expense, net for fiscal year 2024 was $4.7 million, a change of $4.5 million from $9.2 million of expense for fiscal year 2023. The increase in interest income was primarily attributable to returns on investments. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes. The change in other income (expense), net, was primarily driven by foreign exchange gains.
Provision for Income Taxes

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Provision for income taxes	$9,893	$3,468	$19,865	185.3%	(82.5)%
Effective income tax rate %	(112.2)%	(0.6)%	(54.6)%
Fiscal Year 2025 Compared with Fiscal Year 2024
Our effective income tax rate for fiscal year 2025 was negative 112.2%, compared to negative 0.6% for fiscal year 2024. Consequently, our provision for income taxes for fiscal year 2025 was $9.9 million, an increase of $6.4 million, or 185.3%, from a provision for income taxes of $3.5 million for fiscal year 2024. The effective tax rate for the fiscal year 2025 differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax impacts of stock-based compensation, research credits, and our composition of jurisdictional earnings.
Fiscal Year 2024 Compared with Fiscal Year 2023
Our effective income tax rate for fiscal year 2024 was negative 0.6% , compared to negative 54.6% for fiscal year 2023. Consequently, our provision for income taxes for fiscal year 2024 was $3.5 million, a decrease of $16.4 million, or 82.5%, from a provision for income taxes of $19.9 million for fiscal year 2023. The effective income tax rate for fiscal year 2024 differed from the U.S. federal statutory rate of 21.0%, primarily due to impairment of book goodwill, the tax impacts of stock-based compensation, U.S. inclusions of foreign taxable income, valuation allowance on foreign loss carryforwards, and our composition of jurisdictional earnings.
Liquidity and Capital Resources
Financial Condition
As of September 30, 2025, we had $87.5 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include corporate bonds, and government securities.
Sources and Material Cash Requirements
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.
Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $87.5 million of cash, cash equivalents and marketable securities as of September 30, 2025, we believe that we will be able to meet our liquidity needs over the next 12 months. We that believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash flows from operating activities and available cash balances.
The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by the Year Ended September 30,
	2026	2027 - 2028	2029 - 2030	Thereafter	Total
2028 Notes	$—	$122,500	$—	$—	$122,500
Cash interest payable on the 2028 Notes (a)	1,838	3,675	—	—	5,513
2025 Modified Notes	—	87,500	—	—	87,500
Cash interest payable on the 2025 Modified Notes (a)	1,313	2,625	—	—	3,938
Operating leases	5,581	10,102	4,293	110	20,086
Finance leases	53	—	—	—	53
Total material cash requirements	$8,784	$226,402	$4,293	$110	$239,589
(a)Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of September 30, 2025.
We sponsor certain defined benefit plans that are offered primarily by certain of our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third-party trustees, or into government-managed accounts consistent with local regulatory requirements, as applicable. The aggregate net liability of our defined benefit plans as of September 30, 2025 was $6.2 million.
Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and persistently high interest rates, changes in the political, legal and regulatory environment, including trade policies and tariffs, and disruptions have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
The 2028 Indenture contains customary terms and covenants, including that upon certain events of default occurring, and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2028 Notes then outstanding may declare the entire principal amount of all the 2028 Notes plus accrued special interest, if any, to be immediately due and payable.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2025, the carrying amount of the 2025 Modified Notes was $78.5 million, net of unamortized costs of $9.0 million.
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
We accounted for $122.5 million of the 2028 Notes that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2025, the carrying amount of the 2028 Notes was $121.2 million and unamortized issuance costs of $1.3 million. As of September 30, 2025, the 2028 Notes were not convertible. As of September 30, 2025 and September 30, 2024, the if-converted value of the 2028 Notes was $85.0 million and $113.0 million, respectively, less than its principal amount.
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
During the year ended September 30, 2025, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million. The remaining outstanding principal balance on the 2025 Notes and accrued interest of $61.0 million was repaid in its entirety at maturity during the three months ended June 30, 2025.
See “1.50% Senior Convertible Notes due 2028” section above for discussion on modification of the 2025 Notes as part of the offering of the 2028 Notes.
The interest expense recognized related to the Notes for the fiscal years ended September 30, 2025, 2024 and 2023 was as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Contractual interest expense	$4,547	$5,776	$5,383
Amortization of debt discount	916	1,019	258
Amortization of issuance costs	4,289	4,936	2,119
Total interest expense related to the Notes	$9,752	$11,731	$7,760

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
Total interest expense relating to the Senior Credit Facilities for the fiscal years ended September 30, 2025, 2024 and 2023 were 0.4 million, $0.4 million, $6.7 million, respectively, reflecting the coupon and accretion of the discount.
Cash Flows
Cash flows from operating, investing and financing activities for the fiscal years ended September 30, 2025, 2024, and 2023, as reflected in the audited Consolidated Statements of Cash Flows included in Item 8 of this Form 10-K, are summarized in the following table (dollars in thousands):

	Year Ended September 30,			% Change	% Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by operating activities	$61,173	$17,196	$7,498	255.7%	129.4%
Net cash (used in) provided by investing activities	(10,554)	4,379	5,820	(341.0)%	(24.8)%
Net cash (used in) provided by financing activities	(87,001)	225	(5,334)	(38767.1)%	(104.2)%
Effect of foreign currency exchange rates on cash and cash equivalents	(1,086)	(1,469)	(1,677)	(26.1)%	(12.4)%
Net changes in cash and cash equivalents	$(37,468)	$20,331	$6,307	(284.3)%	222.4%
Net Cash Provided By Operating Activities
Fiscal Year 2025 Compared with Fiscal Year 2024
Net cash provided by operating activities for fiscal year 2025 was $61.2 million, a net change of $44.0 million, or 255.7%, from net cash provided by operating activities of $17.2 million for fiscal year 2024. The change in cash flows were primarily due to:
•A decrease of $34.2 million from income before non-cash charges;
•A decrease of $6.2 million due to changes in working capital primarily related to prepaid expenses and other assets and accrued expenses and other liabilities; and
•An increase of $84.3 million from changes in deferred revenue.
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

Fiscal Year 2024 Compared with Fiscal Year 2023
Net cash provided by operating activities for fiscal year 2024 was $17.2 million, a net change of $9.7 million, or 129.4%, from net cash provided by operating activities of $7.5 million for fiscal year 2023. The change in cash flows were primarily due to:
•An increase of $49.6 million from income before non-cash charges;
•A decrease of $0.4 million due to changes in working capital primarily related to accounts receivable and prepaid expenses and other assets and accounts payable; and
•A decrease of $39.5 million from changes in deferred revenue.
Net Cash (Used In) Provided By Investing Activities
Fiscal Year 2025 Compared with Fiscal Year 2024
Net cash used in investing activities for the fiscal year 2025 was $10.6 million, a net change of $14.9 million, or 341.0%, from net cash provided by investing activities of $4.4 million for fiscal year 2024. The change in cash flows were driven by an increase in capital expenditures of $9.4 million and a decrease of $5.6 million in net proceeds from the sale of marketable securities.
Fiscal Year 2024 Compared with Fiscal Year 2023
Net cash provided by investing activities for fiscal year 2024 was $4.4 million, a net change of $1.4 million, or 24.8%, from net cash provided by investing activities of $5.8 million for fiscal year 2023. The change in cash flows were driven by a decrease of $1.2 million net proceeds from the purchase and sale of marketable securities.
Net Cash (Used In) Provided By Financing Activities
Fiscal Year 2025 Compared with Fiscal Year 2024
Net cash used in financing activities for the fiscal year 2025 was $87.0 million, a net change of $87.2 million, or 38767.1% from cash provided by financing activities of $0.2 million for fiscal year 2024. The change in cash flows were primarily due to:
•An increase of $87.1 million in principal payments of short-term debt;
•A decrease of $0.4 million in payments for long-term debt issuance costs;
•A decrease of $8.0 million in proceeds from the issuance of our common stock; and
•A decrease of $7.5 million in payments of tax related withholdings due to the net settlement of equity awards.
Fiscal Year 2024 Compared with Fiscal Year 2023
Net cash provided by financing activities for fiscal year 2024 was $0.2 million, a net change of $5.5 million, or 104.2%, from cash used in financing activities of 5.3 million for fiscal year 2023. The change in cash flows were primarily due to:
•A decrease of $210.0 million in proceeds from long-term debt;
•A decrease of $198.4 million in principal payments of long-term debt;
•A decrease of $16.8 million in payments for long-term debt issuance costs;
•An increase of $5.3 million in proceeds from the issuance of our common stock; and
•An increase of $5.0 million in payments of tax related withholdings due to the net settlement of equity awards.

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
Revenue Recognition
We primarily derive revenue from the following sources: (1) royalty-based software or IP license arrangements, (2) connected services, and (3) professional services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
We recognize revenue after applying the following five steps for arrangements with customers within the scope of ASC 606:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;
•determination of the transaction price, including the constraint on variable consideration;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, the performance obligations are satisfied.
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
We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When allocating the transaction price under ASC 606, estimates related to variable consideration, which are typically related to usage-based volume estimates, are evaluated based on various assessments such as historical data, current market conditions and other relevant factors. Other forms of contingent revenue or variable consideration are infrequent.

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
Goodwill Impairment Analysis
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but tested annually for impairment or when indicators of impairment are present. The test for goodwill impairment involves a qualitative assessment of impairment indicators. If indicators are present, a quantitative test of impairment is performed. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. Goodwill is tested for impairment annually on July 1, the first day of the fourth quarter of the fiscal year. There was no goodwill impairment for the fiscal years ending September 30, 2025 and 2023.
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
Based upon the results of the above impairment tests, our goodwill impairment charges total $609.2 million on the Consolidated Statement of Operations for the fiscal year ended September 30, 2024.

Long-Lived Assets with Definite Lives
Our long-lived assets consist principally of technology and patents, customer relationships, internally developed software, land, building, and equipment. Customer relationships are amortized over their estimated economic lives based on the pattern of economic benefits expected to be generated from the use of the asset. Other definite-lived assets are amortized over their estimated economic lives using the straight-line method. The remaining useful lives of long-lived assets are re-assessed periodically at the asset group level for any events and circumstances that may change the future cash flows expected to be generated from the long-lived asset or asset group.
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
Convertible Debt
We adopted ASU 2020-06 on October 1, 2022. Since the adoption of ASU 2020-06, we record our convertible debt at face value less unamortized issuance costs. Issuance costs are amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the contractual term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities.
Prior to the adoption of ASU 2020-06: (i) we bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance; (ii) the equity components of our convertible debt instruments were recorded within stockholders’ equity with an allocated issuance premium or discount; and (iii) the debt issuance premium or discount was amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the contractual term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

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
We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $16.7 million at September 30, 2025. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $1.7 million at September 30, 2025. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents.
At September 30, 2025, we held approximately $84.0 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our money-market funds and time deposits classified as cash and cash equivalents would increase by $0.2 million per annum, based on September 30, 2025 reported balances.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cerence Inc.
Burlington, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cerence Inc (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 20, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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
We determined the identification of distinct performance obligations in the recognition of revenue related to contracts that contain multiple products or services as a critical audit matter. The determination of whether multiple products or services within a contract are distinct performance obligations that should be accounted for separately requires management to exercise significant judgment and includes a high degree of subjectivity. Auditing the identification of distinct performance obligations in certain revenue contracts involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the design and testing operating effectiveness of certain controls relating to management’s identification and assessment of distinct performance obligations in contracts with customers.
•Evaluating management’s technical accounting policies and practices including the reasonableness of management’s judgments and assumptions in the determination of whether the products and services represent distinct performance obligations.
•Testing the reasonableness of the identification of distinct performance obligations through inspection of a selection of customer contracts and other source documents.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2017.
Boston, Massachusetts
November 20, 2025

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cerence Inc.
Burlington, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Cerence Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, consolidated statements of equity, and consolidated cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 20, 2025 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
Boston, Massachusetts
November 20, 2025

CERENCE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended September 30,
	2025	2024	2023
Revenues:
License	$140,625	$124,746	$145,159
Connected services	53,358	133,444	75,071
Professional services	57,798	73,314	74,245
Total revenues	251,781	331,504	294,475
Cost of revenues:
License	6,941	6,060	8,522
Connected services	21,418	24,787	22,995
Professional services	40,286	56,282	63,232
Amortization of intangible assets	—	103	414
Total cost of revenues	68,645	87,232	95,163
Gross profit	183,136	244,272	199,312
Operating expenses:
Research and development	97,756	121,563	123,333
Sales and marketing	21,815	21,725	27,504
General and administrative	48,770	52,468	57,903
Amortization of intangible assets	1,668	2,203	5,854
Restructuring and other costs, net	15,418	17,077	11,917
Goodwill impairment	—	609,172	—
Total operating expenses	185,427	824,208	226,511
Loss from operations	(2,291)	(579,936)	(27,199)
Interest income	3,853	5,353	4,471
Interest expense	(10,223)	(12,553)	(14,769)
Other (expense) income, net	(160)	2,526	1,108
Loss before income taxes	(8,821)	(584,610)	(36,389)
Provision for income taxes	9,893	3,468	19,865
Net loss	$(18,714)	$(588,078)	$(56,254)
Net loss per share:
Basic	$(0.43)	$(14.12)	$(1.40)
Diluted	$(0.43)	$(14.12)	$(1.40)
Weighted-average common share outstanding:
Basic	43,180	41,642	40,215
Diluted	43,180	41,642	40,215
Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Net loss	$(18,714)	$(588,078)	$(56,254)
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	2,343	5,620
Pension adjustments, net	560	(539)	(66)
Unrealized (loss) gain on available-for-sale securities	(20)	250	217
Total other comprehensive income (loss)	443	2,054	5,771
Comprehensive loss	$(18,271)	$(586,024)	$(50,483)
Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$84,017	$121,485
Marketable securities	3,433	5,502
Accounts receivable, net of allowances of $68 and $1,614 at September 30, 2025 and September 30, 2024, respectively	58,937	62,755
Deferred costs	4,481	5,286
Prepaid expenses and other current assets	39,889	70,481
Total current assets	190,757	265,509
Long-term marketable securities	—	3,453
Property and equipment, net	35,761	30,139
Deferred costs	15,501	18,051
Operating lease right of use assets	16,762	12,879
Goodwill	299,003	296,858
Intangible assets, net	—	1,706
Deferred tax assets	54,207	51,398
Other assets	18,600	22,365
Total assets	$630,591	$702,358
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$901	$3,959
Deferred revenue	51,865	52,822
Short-term operating lease liabilities	4,344	4,528
Short-term debt	—	87,094
Accrued expenses and other current liabilities	44,080	68,405
Total current liabilities	101,190	216,808
Long-term debt, net of discounts and issuance costs	199,693	194,812
Deferred revenue, net of current portion	140,021	114,354
Long-term operating lease liabilities	13,083	8,803
Other liabilities	25,928	26,484
Total liabilities	479,915	561,261
Commitments and contingencies (Note 13)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized as of September 30, 2025; 43,374 and 41,924 shares issued and outstanding as of September 30, 2025 and September 30, 2024, respectively	434	419
Accumulated other comprehensive loss	(25,469)	(25,912)
Additional paid-in capital	1,116,165	1,088,330
Accumulated deficit	(940,454)	(921,740)
Total stockholders' equity	150,676	141,097
Total liabilities and stockholders' equity	$630,591	$702,358
Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2022	39,430	$394	$1,029,542	$(283,249)	$(33,737)	$712,950
Net loss	—	—	—	(56,254)	—	(56,254)
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(14,371)	5,841	—	(8,530)
Other comprehensive income	—	—	—	—	5,771	5,771
Issuance of common stock	1,055	11	5,614	—	—	5,625
Increase in fair value of conversion option	—	—	4,054	—	—	4,054
Stock withheld to cover tax withholdings requirements upon stock vesting	(62)	(1)	(4,893)	—	—	(4,894)
Stock-based compensation	—	—	36,153	—	—	36,153
Balance at September 30, 2023	40,423	404	1,056,099	(333,662)	(27,966)	694,875
Net loss	—	—	—	(588,078)	—	(588,078)
Other comprehensive income	—	—	—	—	2,054	2,054
Issuance of common stock	1,502	15	10,886	—	—	10,901
Stock withheld to cover tax withholdings requirements upon stock vesting	(1)	—	(9,865)	—	—	(9,865)
Stock-based compensation	—	—	31,210	—	—	31,210
Balance at September 30, 2024	41,924	419	1,088,330	(921,740)	(25,912)	141,097
Net loss	—	—	—	(18,714)	-	(18,714)
Other comprehensive income	—	—	—	—	443	443
Issuance of common stock	1,452	15	2,864	—	-	2,879
Stock withheld to cover tax withholdings requirements upon stock vesting	(2)	—	(2,380)	—	—	(2,380)
Stock-based compensation	—	—	27,351	—	—	27,351
Balance at September 30, 2025	43,374	$434	$1,116,165	$(940,454)	$(25,469)	$150,676
Refer to accompanying Notes to the Consolidated Financial Statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended September 30,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(18,714)	$(588,078)	$(56,254)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	10,549	10,630	16,038
Provision for credit loss reserve	220	3,545	3,626
Stock-based compensation	27,351	23,673	40,766
Non-cash interest expense	5,517	6,060	2,914
(Gain) loss on debt extinguishment	(327)	—	1,333
Deferred tax provision (benefit)	241	(4,658)	7,597
Goodwill impairment	—	609,172	—
Unrealized foreign currency transaction gain	(2,561)	(1,454)	(3,393)
Other, net	2,363	(68)	(3,388)
Changes in operating assets and liabilities:
Accounts receivable	(1,398)	11,760	(16,964)
Prepaid expenses and other assets	32,137	(12,466)	28,192
Deferred costs	3,884	4,801	3,194
Accounts payable	(3,150)	(12,555)	5,774
Accrued expenses and other liabilities	(18,237)	27,874	(408)
Deferred revenue	23,298	(61,040)	(21,529)
Net cash provided by operating activities	61,173	17,196	7,498
Cash flows from investing activities:
Capital expenditures	(14,356)	(4,996)	(5,124)
Purchases of marketable securities	—	—	(18,025)
Sale and maturities of marketable securities	5,512	11,112	30,324
Other investing activities	(1,710)	(1,737)	(1,355)
Net cash (used in) provided by investing activities	(10,554)	4,379	5,820
Cash flows from financing activities:
Principal payments of short-term debt	(87,089)	—	—
Proceeds from revolving credit facility	—	—	24,700
Payments of revolver credit facility	—	—	(24,700)
Proceeds from long-term debt, net of discount	—	—	210,000
Payments for long-term debt issuance costs	—	(419)	(17,176)
Principal payments of long-term debt	—	—	(198,438)
Common stock repurchases for tax withholdings for net settlement of equity awards	(2,380)	(9,865)	(4,894)
Principal payment of lease liabilities arising from a finance lease	(411)	(392)	(451)
Proceeds from the issuance of common stock	2,879	10,901	5,625
Net cash (used in) provided by financing activities	(87,001)	225	(5,334)
Effect of foreign currency exchange rates on cash and cash equivalents	(1,086)	(1,469)	(1,677)
Net change in cash and cash equivalents	(37,468)	20,331	6,307
Cash and cash equivalents at beginning of period	121,485	101,154	94,847
Cash and cash equivalents at end of period	$84,017	$121,485	$101,154
Supplemental information:
Cash paid for income taxes	$6,706	$10,180	$11,185
Cash paid for interest	$5,555	$6,028	$11,570
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
(g) Inventory
Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of September 30, 2025 and September 30, 2024, inventory was $1.1 million and $1.0 million, respectively.
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
We believe our Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”). Our CEO manages the business on a consolidated basis and regularly reviews consolidated financial information for the purposes of making operating decisions, assessing our financial performance and allocating resources. Accordingly, we have concluded that we have one operating segment.
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
On July 1, 2025, we completed the annual impairment testing of our goodwill. We elected to rely on a qualitative assessment and as a result we determined it is more likely than not that the fair value of our reporting unit is greater than its carrying amount. Accordingly, no goodwill impairment was recorded for the fiscal year ended September 30, 2025.
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
On July 1, 2024, we concluded that a quantitative goodwill impairment test was not necessary as of July 1, 2024, as the June 30, 2024 quantitative analysis was deemed applicable.
Based upon the results of the above impairment tests, our goodwill impairment charges total $609.2 million on the Consolidated Statement of Operations for the fiscal year ended September 30, 2024.
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
(i) Segment Information
We operate as one reportable and operating segment in accordance with Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. Our CODM is our CEO, who manages the business on a consolidated basis and regularly reviews consolidated financial information for the purposes of making operating decisions, assessing our financial performance and allocating resources. No other measures of performance other than our consolidated reporting of Net (loss) income or its components as presented in our consolidated financial statements herein are regularly reviewed by the CODM for the purpose of making operating decisions, assessing financial performance or allocating resources.

(j) Long-Lived Assets with Definite Lives
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
Long-lived assets with definite lives are tested for impairment whenever events or changes in circumstances indicate the carrying value of a specific asset or asset group may not be recoverable. We assess the recoverability of long-lived assets with definite lives at the asset group level. Asset groups are determined based upon the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When the asset group is also a reporting unit, goodwill assigned to the reporting unit is also included in the carrying amount of the asset group. For the purpose of the recoverability test, we compare the total undiscounted future cash flows from the use and disposition of the assets with its net carrying amount. When the carrying value of the asset group exceeds the undiscounted future cash flows, the asset group is deemed to be impaired. The amount of the impairment loss represents the excess of the asset or asset group’s carrying value over its estimated fair value, which is generally determined based upon the present value of estimated future pre-tax cash flows that a market participant would expect from use and disposition of the long-lived asset or asset group. There was no impairment of long-lived assets during the years ended September 30, 2025, 2024, and 2023.
(k) Allowance for Credit Losses
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
The change in the allowance for credit losses for the fiscal year ended September 30, 2025, 2024, and 2023 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2022	$371
Credit loss provision	3,626
Foreign exchange impact on ending balance	134
Balance as of September 30, 2023	4,131
Credit loss provision	3,545
Write-offs, net of recoveries	(6,073)
Foreign exchange impact on ending balance	11
Balance as of September 30, 2024	1,614
Credit loss provision	220
Write-offs, net of recoveries	(1,758)
Foreign exchange impact on ending balance	(8)
Balance as of September 30, 2025	$68
(l) Research and Development
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
(m) Income Taxes
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
(n) Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, reflected in the Consolidated Statements of Equity, consists of the following (dollars in thousands):

	September 30,
	2025	2024
Foreign currency translation adjustments	$(26,026)	$(25,932)
Net unrealized gains (losses) on post-retirement benefits	549	(11)
Net unrealized gains on available-for-sale securities	8	31
Accumulated other comprehensive loss	$(25,469)	$(25,912)
No income tax provisions or benefits are recorded for foreign currency translation adjustments as the undistributed earnings in our foreign subsidiaries are expected to be indefinitely reinvested.
(o) Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 11.3% of our Accounts receivable, net balance at September 30, 2025. One customer accounted for 21.4% of our Accounts receivable, net balance at September 30, 2024.
(p) Foreign Currency Translation
The functional currency of a foreign subsidiary is generally the local currency. We translate the financial statements of foreign subsidiaries to U.S. dollars using month-end exchange rates for assets and liabilities, and average rates for the reporting period for revenues, costs, and expenses. We record translation gains and losses in Accumulated other comprehensive loss as a component of stockholders’ equity. We record net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within Other (expense) income, net. Foreign currency transaction (gains) losses for the fiscal years ended September 30, 2025, 2024 and 2023 were $(1.6) million, $(1.8) million, and $2.3 million, respectively.
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
Operating leases are included in Operating lease right of use assets, Short-term operating lease liabilities, and Long-term operating lease liabilities on our Consolidated Balance Sheets as of September 30, 2025 and 2024. Finance leases are included in Property and equipment, net, Accrued expenses and other current liabilities, and Other liabilities on our Consolidated Balance Sheets as of September 30, 2025 and 2024.
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
(s) Convertible Debt
In accordance with ASU 2020-06, we record our convertible debt at face value less unamortized issuance costs. Issuance costs are amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the contractual term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities.
Prior to the adoption of ASU 2020-06: (i) we bifurcate the debt and equity (the contingently convertible feature) components of our convertible debt instruments in a manner that reflects our nonconvertible debt borrowing rate at the time of issuance; (ii) the equity components of our convertible debt instruments were recorded within stockholders’ equity with an allocated issuance premium or discount; (iii) the debt issuance premium or discount was amortized to Interest expense in our Consolidated Statements of Operations using the effective interest method over the contractual term of the convertible debt. We assess the short-term and long-term classification of our convertible debt on each balance sheet date. Whenever the holders have a contractual right to convert, the carrying amount of the convertible debt is reclassified to current liabilities, with the corresponding equity component classified from additional paid-in capital to mezzanine equity, as needed.

(t) Net Loss Per Share
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
(u) Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures of segment information on an annual and interim basis. We adopted this standard during the fiscal year ended September 30, 2025. Refer to Note 2, (i) Segment information, for additional segment reporting information.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)", which introduces targeted relief to reduce complexity and cost when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. Currently, guidance requires entities to incorporate macroeconomic forecasts in determining expected credit loss estimates. The current provision provides relief for these aforementioned credit losses by utilizing a practical expedient available to all entities, allowing an entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of an asset; assuming they develop reasonable and supportable forecasts as part of estimating expected credit losses. This removes the requirement to rely on macroeconomic forecasts. Additionally, if selected, an accounting policy election permits eligible entities to consider post-balance sheet collection activity when estimating expected credit losses. This will be effective for fiscal years starting after December 15, 2025, with early adoption permissible on a prospective basis. We are currently evaluating this pronouncement to determine its impact on our disclosures.
In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which removes all references to prescriptive and sequential software development stages. It will now require entities to start capitalizing software cost when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard also specifies that the disclosures in "Subtopic 360-10, Property Plant, and Equipment" are required for all capitalized internal-use software costs. This will be effective for fiscal years starting after December 15, 2027, with early adoption permissible on a prospective basis. We are currently evaluating this pronouncement to determine its impact on our disclosures.
3. Revenue Recognition
We primarily derive revenue from the following sources: (1) royalty-based software or intellectual property “IP” license arrangements, (2) connected services, and (3) professional services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to our customers. We account for a contract when both parties have approved and committed to the contract, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
We recognize revenue after applying the following five steps for arrangements with customers within the scope of ASC 606:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;
•determination of the transaction price, including the constraint on variable consideration;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, performance obligations are satisfied.
We allocate the transaction price of the arrangement based on the relative estimated standalone selling price ("SSP") of each distinct performance obligation. In determining SSP, we maximize observable inputs, when possible. Since prices vary from customer to customer based on customer relationship, volume discount and contract type, in instances where the SSP is not directly observable, we estimate SSP by considering a number of data points, including cost of developing and supplying each performance obligation; types of offerings; and gross margin objectives and pricing practices, such as contractually stated prices, discounts offered, and applicable price lists.
We only include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When allocating the transaction price under ASC 606, estimates related to variable consideration, which are typically related to usage-based volume estimates, are evaluated based on various assessments such as historical data, current market conditions and other relevant factors. Other forms of contingent revenue or variable consideration are infrequent.
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
(c) Disaggregated Revenue
Revenues, classified by the major geographic region in which our customers are located, for the fiscal years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Revenues:
United States	$38,718	$139,441	$87,120
Other Americas	1,292	623	244
Germany	79,229	94,050	87,211
Other Europe, Middle East and Africa	27,094	18,018	15,603
Japan	37,415	42,466	40,122
Other Asia-Pacific	68,033	36,906	64,175
Total net revenues	$251,781	$331,504	$294,475
Revenues relating to two customers accounted for $32.1 million, or 12.7%, and $25.8 million, or 10.3% of total net revenues for the fiscal year ended September 30, 2025.
Revenues relating to one customer accounted for $84.2 million, or 25.4% of total net revenues for the fiscal year ended September 30, 2024.
Revenues relating to one customer accounted for $42.1 million, or 14.3%, of total net revenues for the fiscal year ended September 30, 2023.
(d) Contract Acquisition Costs
Capitalized costs primarily relate to paid commissions. In accordance with the practical expedient in ASC 606-10-10-4, we apply a portfolio approach to estimate contract acquisition costs for groups of customer contracts. We elect to apply the practical expedient in ASC 340-40-25-4 and will expense contract acquisition costs as incurred where the expected period of benefit is one year or less. Contract acquisition costs are deferred and amortized on a straight-line basis over the period of benefit, which we have estimated to be, on average, between one and eight years. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and our ability to retain customers, including canceled contracts. We assess the amortization term for all major transactions based on specific facts and circumstances. Contract acquisition costs are classified as current or noncurrent assets based on when the expense will be recognized. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets, and in Other assets, respectively. As of September 30, 2025 and 2024, we had $5.3 million and $7.1 million of contract acquisition costs. We had amortization expense of $2.3 million, $3.8 million and $3.8 million related to these costs during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. There was no impairment related to contract acquisition costs.
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
We had amortization expense of $6.0 million, $8.9 million and $9.9 million related to these costs during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. There was no impairment related to contract costs capitalized.
(f) Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net in our Consolidated Balance Sheets at their net estimated realizable value. Accounts receivable, net as of September 30, 2025, 2024, and 2023 were $58.9 million, $62.8 million, and $61.3 million. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.
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

Contract assets
Balance as of September 30, 2023	$56,708
Revenues recognized but not billed	33,037
Amounts reclassified to accounts receivable, net	(63,073)
Write-off of contract assets	(5,995)
Foreign exchange impact on ending balance	1,542
Balance as of September 30, 2024	22,219
Revenues recognized but not billed	28,448
Amounts reclassified to accounts receivable, net	(36,511)
Foreign exchange impact on ending balance	(178)
Balance as of September 30, 2025	$13,978
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
Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2023	$222,599
Amounts billed but not recognized	109,201
Revenue recognized	(169,970)
Foreign exchange impact on ending balance	5,346
Balance as of September 30, 2024	167,176
Amounts billed but not recognized	99,644
Revenue recognized	(81,004)
Foreign exchange impact on ending balance	6,070
Balance as of September 30, 2025	$191,886
(g) Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at September 30, 2025 (dollars in thousands):

	Within One Year	Two to Five years	Greater than Five Years	Total
Total revenue	$79,552	$85,649	$58,320	$223,521
The table above includes fixed remaining performance obligations and does not include contingent usage-based activities, such as royalties and usage-based connected services. On October 31, 2023, we entered into an early termination agreement relating to a legacy contract acquired by Nuance through a 2013 acquisition. Previously the term of the contract ended on December 31, 2025, whereas the agreement signed on October 31, 2023, updated the termination date to December 31, 2023. There was no cash flow associated with this legacy contract. The effect of this change was to accelerate $67.8 million of deferred revenue into fiscal year 2024. We provided services to a separate customer, who in turn provided services to our legacy customer. Our customer terminated services on October 31, 2023. There was no cash flow associated with this contract. The effect of this termination was to accelerate $9.9 million of deferred revenue into fiscal year 2024.
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

The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	September 30,
in thousands, except per share data	2025	2024	2023
Numerator:
Net loss	$(18,714)	$(588,078)	$(56,254)

Denominator:
Weighted average common shares outstanding - basic and diluted	43,180	41,642	40,215

Net loss per common share:
Basic	$(0.43)	$(14.12)	$(1.40)
Diluted	$(0.43)	$(14.12)	$(1.40)
We exclude weighted-average potentially issuable shares from the calculations of diluted net loss per share during the applicable periods because their inclusion would have been anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive for the fiscal years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
in thousands	2025	2024	2023
Restricted stock awards	981	—	273
Contingently issuable stock awards	384	232	150
Conversion option of our Notes	6,401	7,495	5,402
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
The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	September 30, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $20,898 at cost (a)	$20,898	$20,898	$—
Level I Government Securities $1,003 at cost (b)	1,006	—	$1,006
Corporate bonds, $2,017 at cost (b)	2,022	—	2,022
Level 2:
Level II Government securities $405 at cost (b)	405	—	405
Time deposits, $3,040 at cost (a)	3,040	3,040	—
Convertible debt, $0 at cost (c)	770	—	—
Total assets	$28,141	$23,938	$3,433

	September 30, 2024
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds $77,785 at cost (a)	$77,785	$77,785	$—
Level 2:
Government securities $3,940 at cost (b)	3,950	—	3,950
Time deposits, $3,700 at cost (a)	3,700	3,700	—
Corporate bonds, $4,984 at cost (b)	5,005	—	5,005
Convertible debt, $2,000 at cost (c)	3,099	—	—
Total assets	$93,539	$81,485	$8,955
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
(c)Debt securities are classified as current or long-term within the Consolidated Balance Sheet based upon whether the maturity of the financial asset is less than or greater than 12 months.
During the fiscal years ended September 30, 2025, 2024, and 2023, we recorded unrealized gains related to our marketable securities of less than $0.1 million, $0.3 million, and $0.2 million, respectively, within Accumulated other comprehensive loss. During the year ended September 30, 2025, in the course of our periodic review of our investments, we observed a deterioration in the market conditions with respect to a single investment in convertible notes. Accordingly, we performed a fair value assessment of our investment in the convertible notes, resulting in a write down of $2.4 million, recognized in other (expense) income, net.
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
Long-term debt
The estimated fair value of our Long-term debt is determined by Level 1 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2025 and 2024, the estimated fair value of our Notes was $174.2 million and $184.8 million, respectively. The Notes are recorded at face value less unamortized debt discount and transaction costs on our Consolidated Balance Sheets. The carrying amount of the Senior Credit Facilities (as defined in Note 17) approximates fair value given the underlying interest rate applied to such amounts outstanding is currently set to the prevailing market rate.

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
Equity securities
We have a non-controlling equity investment in a privately held company. We evaluated the equity investment under the voting model and concluded consolidation was not applicable. We accounted for the investment by electing the measurement alternative for investments without readily determinable fair values. The non-marketable equity investment is carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Consolidated Statements of Operations.
Investments without readily determinable fair values were $2.6 million and $2.6 million as of September 30, 2025 and 2024, respectively. These investments are included within Other assets on the Consolidated Balance Sheets. Impairment related to investments without readily determinable fair values was $0.5 million during the fiscal year ended September 30, 2023. No impairment was recorded for the fiscal years ended September 2025 and 2024.
6. Derivative Financial Instruments
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of September 30, 2025 and 2024, the total notional amount of forward contracts was $16.7 million and $59.1 million, respectively. As of September 30, 2025 and 2024, the weighted-average remaining maturity of these instruments was approximately 6.0 and 9.9 months, respectively.
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2025 and 2024 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	September 30, 2025	September 30, 2024
Foreign currency forward contracts	Prepaid expenses and other current assets	$16	$65
Foreign currency forward contracts	Other assets	—	68
Foreign currency forward contracts	Accrued expenses and other current liabilities	974	691
Foreign currency forward contracts	Other liabilities	97	163
The following tables display a summary of the loss related to foreign currency forward contracts within the Consolidated Statements of Operations for the fiscal years ended September 30, 2025, 2024 and 2023 (dollars in thousand):

		Loss recognized in earnings
		Year Ended September 30,
Derivatives not designated as hedges	Classification	2025	2024	2023
Foreign currency forward contracts	Other income, net	$(1,321)	$(1,062)	$(2,492)
7. Goodwill and Intangible Assets
(a) Goodwill
For the fiscal year ended September 30, 2025, we recorded a non-cash out-of-period adjustment resulting in an increase of $3.8 million to deferred tax assets to correct an error related to a prior period, with an offset to goodwill shown as an adjustment. See Note 16 – Income Taxes for additional details.
The changes in the carrying amount of goodwill for the fiscal years ended September 30, 2025 and 2024 were as follows (dollars in thousands):

Total
Balance as of September 30, 2023	$900,342
Goodwill impairment	(609,172)
Effect of foreign currency translation	5,688
Balance as of September 30, 2024	296,858
Effect of foreign currency translation	5,934
Goodwill adjustment	(3,789)
Balance as of September 30, 2025	$299,003
(b) Intangible Assets, Net
The following tables summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class (dollars in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,236	$(110,236)	$—	0
Technology and patents	90,502	(90,502)	—	0
Total	$200,738	$(200,738)	$—

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$108,659	$(106,953)	$1,706	0.5
Technology and patents	90,042	(90,042)	—	0
Total	$198,701	$(196,995)	$1,706
Amortization expense related to intangible assets in the aggregate amounted to $1.7 million, $2.3 million, and $6.3 million for the fiscal years ended September 30, 2025, 2024, and 2023, respectively, in the accompanying Consolidated Statements of Operations. As of September 30, 2025, our intangible assets were fully amortized.
8. Property and Equipment, Net
Property and equipment, net consisted of the following (dollars in thousands):

	Useful Life	September 30,
	(In years)	2025	2024
Machinery and equipment	3-5	$14,952	$14,297
Computers, software and equipment	3-5	64,874	65,748
Leasehold improvements	2-15	5,610	9,457
Furniture and fixtures	5-7	2,736	3,646
Finance leases		3,424	3,428
Construction in progress		8,218	1,090
Subtotal		99,814	97,666
Less: accumulated depreciation		(64,053)	(67,527)
Total		$35,761	$30,139
As of September 30, 2025 and 2024, the net book value of capitalized internal-use software costs was $14.7 million and $16.9 million, respectively, which are included within computers, software, and equipment. Depreciation expense for the fiscal years ended September 30, 2025, 2024, and 2023 was $8.9 million, $8.3 million, and $9.8 million, respectively, which included amortization expense of $3.0 million, $2.7 million, and $4.0 million, respectively, for internally developed software costs.
The following table presents our property and equipment, net by geography at September 30, 2025 and 2024 (dollars in thousands):

	September 30,
	2025	2024
Long-lived assets:
United States	$31,116	$23,903
Germany	1,169	1,440
Canada	1,237	1,321
Other countries	2,239	3,475
Total long-lived assets	$35,761	$30,139
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	September 30,
	2025	2024
Compensation	$30,719	$18,755
Legal settlement	$—	$30,000
Professional fees	4,657	4,015
Cost of revenue related liabilities	2,007	2,864
Interest payable	788	1,735
Sales and other taxes payable	1,777	3,668
Other	4,132	7,368
Total	$44,080	$68,405
The $30.0 million legal settlement for the fiscal year ended September 30, 2024 relates to the settlement of the Securities Action (as defined in Note 13). The entire settlement amount was funded by insurance proceeds for which a receivable was recorded within Prepaid and other current assets. See Note 13 - Commitment and Contingencies for additional details.
10. Restructuring and Other Costs, Net
Restructuring and other costs, net include restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business.
The following table sets forth the fiscal year ended September 30, activity relating to restructuring charges (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance at September 30, 2022	$1,277	$1,600	$2,877	$2,277	$5,154
Restructuring and other costs, net	7,778	460	8,238	3,679	11,917
Non-cash adjustment	—	(486)	(486)	3,300	2,814
Cash payments	(8,498)	(551)	(9,049)	(9,256)	(18,305)
Foreign exchange impact on ending balance	(8)	10	2	—	2
Balance at September 30, 2023	549	1,033	1,582	—	1,582
Restructuring and other costs, net	13,410	73	13,483	3,594	17,077
Non-cash adjustment	—	(534)	(534)	(300)	(834)
Cash payments	(10,231)	(569)	(10,800)	(2,722)	(13,522)
Foreign exchange impact on ending balance	30	(3)	27	—	27
Balance at September 30, 2024	3,758	—	3,758	572	4,330
Restructuring and other costs, net	12,070	—	12,070	3,348	15,418
Non-cash adjustment	(2,963)	—	(2,963)	—	(2,963)
Cash payments	(12,850)	—	(12,850)	(984)	(13,834)
Foreign exchange impact on ending balance	41	—	41	(7)	34
Balance at September 30, 2025	$56	$—	$56	$2,929	$2,985
Fiscal Year 2025
For the fiscal year ended September 30, 2025, we recorded restructuring and other costs, net of $15.4 million, which included a $12.1 million severance charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense for the termination of former senior management employees, and a $3.3 million charge relating to our transformation initiatives. We are focused on pursuing actions intended to position the Company to deliver on our generative AI and large language model product roadmap and also deliver improved financial results which include process optimization efforts and cost reductions.
On September 5, 2025, we announced the 2025 Plan. We currently estimate cash charges of approximately $7.4 million to $7.6 million, primarily in severance and related costs, with the majority expected to be incurred in the first quarter of fiscal 2026. Due to ongoing negotiations with labor unions and other applicable laws and regulations as of September 30, 2025, we did not meet the recognition criteria required to record a liability for estimated severance benefits, such as communication of definitive severance terms to affected employees, or that negotiations may result in significant changes to the 2025 Plan as communicated. During fiscal year 2025, we incurred an immaterial amount of professional fees directly associated with the execution of the plan, including works‑council consultations, which are recognized as incurred and presented within “Restructuring and other costs, net.” Actual amounts may differ materially due to required works‑council consultations and other legal requirements.
Fiscal Year 2024
For the fiscal year ended September 30, 2024, we recorded restructuring and other costs, net of $17.1 million, which included a $13.4 million severance charge related to the elimination of personnel, of which $8.1 million related to the 2024 Plan, $2.8 million of consulting costs relating to our transformation initiatives, and $0.8 million of other one-time charges.
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
The following table presents certain information related to lease term and incremental borrowing rates for leases as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (in months):
Operating leases	46.9	46.0
Finance leases	3.4	13.4
Weighted-average discount rate:
Operating leases	7.2%	6.6%
Finance leases	4.4%	4.4%
The following table presents the lease-related assets and liabilities reported in the Consolidated Balance Sheets as of September 30, 2025 and 2024 (dollars in thousands):

	Classification	September 30, 2025	September 30, 2024
Assets
Operating lease assets	Operating lease right of use assets	$16,762	$12,879
Finance lease assets	Property and equipment, net	63	410
Total lease assets		$16,825	$13,289

Liabilities
Current
Operating	Short-term operating lease liabilities	$4,344	$4,528
Finance	Accrued expenses and other current liabilities	53	394
Noncurrent
Operating	Long-term operating lease liabilities	$13,083	$8,803
Finance	Other liabilities	—	53
Total lease liability		$17,480	$13,778
The following table presents lease expense for the fiscal years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Finance lease costs:
Amortization of right of use asset	$348	$415	$432
Interest on lease liability	7	22	37
Operating lease cost	6,642	6,226	6,489
Variable lease cost	1,117	2,550	3,120
Sublease income	(206)	(216)	(195)
Total lease cost	$7,908	$8,997	$9,883
For the fiscal years ended September 30, 2025, 2024 and 2023 cash payments related to operating leases were $6.7 million, $6.6 million and $6.6 million, respectively. For the fiscal years ended September 30, 2025, 2024 and 2023, cash payments related to financing leases were $0.4 million, $0.4 million and $0.4 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the fiscal years ended September 30, 2025, 2024 and 2023 right of use assets obtained in exchange for lease obligations were $5.9 million, $5.8 million and $2.9 million, respectively.
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Consolidated Balance Sheet as of September 30, 2025 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2026	5,581	53	5,634
2027	5,546	—	5,546
2028	4,556	—	4,556
2029	3,171	—	3,171
2030	1,122	—	1,122
Thereafter	110	—	110
Total future minimum lease payments	$20,086	$53	$20,139
Less effects of discounting	(2,659)	—	(2,659)
Total lease liabilities	$17,427	$53	$17,480
Reported as of September 30, 2025
Short-term lease liabilities	$4,344	$53	$4,397
Long-term lease liabilities	13,083	—	13,083
Total lease liabilities	$17,427	$53	$17,480
12. Stockholders’ Equity
Share-based Compensation Plans
Per the Amended and Restated Certificate of Incorporation, which was adopted on October 1, 2019, 600,000,000 shares of capital stock have been authorized, consisting of 40,000,000 shares of Preferred Stock, par value $0.01 per share, or (“Preferred Stock”), and 560,000,000 shares of Common Stock, par value $0.01 per share (“Common Stock”).
On October 2, 2019, we registered the issuance of 6,350,000 shares of Common Stock, consisting of 5,300,000 shares of Common Stock reserved under the Cerence 2019 Equity Incentive Plan, (“Equity Incentive Plan”), and 1,050,000 shares of Common Stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan (“ESPP”). The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards. The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) three percent (3%) of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of Common Stock determined by the Board on or prior to such date for such year. Awards issued under the Equity Incentive Plan may not have a term greater than ten years from the date of grant. On March 4, 2024, we registered the issuance of 600,000 shares of Common Stock, reserved for issuance under the Cerence Inc. 2024 Inducement Plan. On October 6, 2024, we adopted Amendment No. 1 to the Cerence Inc. 2024 Inducement Plan, which increased the number of authorized shares of our

Common Stock available for issuance under the 2024 Inducement Plan from 600,000 to 3,000,000. On November 29, 2024, we adopted Amendment No. 2 to the Inducement Plan, which increased the number of authorized shares of our common stock available for issuance under the Inducement Plan from 3,000,000 to 4,500,000.
Restricted Awards
The fair value of Restricted Awards, including Restricted Stock Units and Restricted Stock, is measured based upon the market price of the underlying common stock as of the date of grant. Restricted Awards generally vest over a period of three years. We also include certain Restricted Awards with vesting solely dependent on the achievement of specified performance targets. The fair value of Restricted Awards is amortized to expense over the awards applicable requisite service period. In the event that the employees’ employment with us terminates, or in the case of awards with only performance targets, if those targets are not met, any unvested shares are forfeited.
In fiscal years ended September 30, 2025, 2024 and 2023, we withheld payroll taxes totaling $2.4 million, $9.9 million and $4.9 million, respectively, related to the vesting of Restricted Awards.
Restricted Units are not included in issued and outstanding common stock until the shares are vested and released. The table below summarizes activity related to Restricted Stock Units:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2024	2,587,386	1,119,437	3,706,823	$23.51
Granted	3,364,449	2,130,431	5,494,880	$10.22
Vested	(1,133,338)	(267,890)	(1,401,228)	$28.59
Forfeited	(468,284)	(682,792)	(1,151,076)	$21.31
Non-vested at September 30, 2025	4,350,213	2,299,186	6,649,399	$12.99
Expected to vest			6,649,399	$12.99	0.98	$82
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
The following table sets forth the weighted-average key assumptions and fair value results for shares issued under the ESPP during the fiscal years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.13%	5.33%	3.95%
Expected volatility	96.43%	50.45%	65.71%
Expected life (in years)	0.50	0.50	0.50
Weighted-average fair value of shares issued (per share)	$6.12	$6.69	$9.73
The following table sets forth the quantities and average prices of shares issued under the ESPP for the fiscal years ended September 30, 2025, 2024 and 2023:

	Year Ended September 30,
	2025	2024	2023
Shares issued under the ESPP	50,020	171,753	88,625
Average price of shares issued	$6.12	$7.93	$20.58
Stock-based Compensation
During the fiscal years ended September 30, 2025, 2024 and 2023, we recognize stock-based compensation expenses over the requisite service periods. Our share-based awards are classified within equity. Stock-based compensation for the anticipated Restricted Awards has been adjusted to reflect our estimated achievement under the modified targets and is recorded prospectively over the requisite service period.
The amounts included in the Consolidated Statements of Operations related to stock-based compensation are as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Cost of connected services	$292	$288	$445
Cost of professional services	1,869	2,345	3,258
Research and development	9,930	10,449	17,167
Sales and marketing	3,237	2,199	3,454
General and administrative	9,060	8,392	16,442
Restructuring and other costs, net	2,963	—	—
Total	$27,351	$23,673	$40,766
During the fiscal year ended September 30, 2025, we recorded $2.6 million in stock-based compensation due to the termination of employment of our former CEO and the resulting vesting of certain stock-based awards in Restructuring and other costs, net. During the fiscal year ended September 30, 2025, we recorded $0.4 million in stock-based compensation due to the termination of employment of a former senior management employee and the resulting vesting of certain stock-based awards in Restructuring and other costs, net.
13. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of September 30, 2025, accrued losses were not material to our consolidated financial statements, and we do not expect any pending matter to have a material impact on our consolidated financial statements.
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
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence's "voice recognition technology" (rather than anyone in Illinois whose "voiceprint" was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. The parties are now briefing class certification, which briefing is scheduled to be complete on December 15, 2025. On November 3, 2025, plaintiffs moved to stay the Federal Court case pending the Circuit Court's ruling on class certification. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On October 13, 2023, Cerence filed its first patent infringement complaint against Samsung alleging infringement of five Cerence patents (hereinafter referred to as “Samsung I”). On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four additional Cerence patents (hereinafter referred to as “Samsung II”). In its responsive pleading to Samsung II, on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung sought damages, including trebled damages, and its costs and fees. On September 4, 2024, Cerence filed its answer denying the allegations and counterclaims of invalidity and noninfringement. Trial for Samsung I was scheduled to begin in October 2025 and trial for Samsung II was scheduled to begin in April 2026. On October 28, 2025 Samsung and Cerence resolved these disputes by entering into a cross-license agreement, which, among other things, resulted in Samsung agreeing to pay Cerence a one-time lump sum payment in the total amount of $49.5 million, due within 30 days. The cross-license agreement requires that each party is responsible for bearing their own costs for any associated legal fees incurred as a result of the alleged complaints and negotiations resulting in the dispute resolution. As a result, our final receipt of the one-time lump-sum payment will result in us incurring approximately $24.6 million in legal fees.
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
As of September 30, 2025, our letters of credit in connection with security deposits for facility leases totaled $0.7 million in the aggregate. These letters of credit have various terms and expire during fiscal year 2026 and beyond, while some of the letters of credit may automatically renew based on the terms of the underlying agreements.
14. Pension and Other Post-Retirement Benefits
Defined Contribution Plans
We have established a retirement savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all of our U.S. employees who meet minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We match 50% of employee contributions up to 6% of eligible salary. We incurred charges for contributions to these 401(k) defined contribution plans of $0.4 million, $0.5 million, and $0.5 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

Defined Benefit Pension Plans
We sponsor certain defined benefit pension plans that are offered primarily by our foreign subsidiaries. Many of these plans are required by local regulatory requirements. We may deposit funds for these plans with insurance companies, third party trustees or into government-managed accounts consistent with local regulatory requirements, as applicable.
The total defined benefit plan pension expenses incurred for these plans were $0.7 million, $0.3 million, and $0.5 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. Our aggregate projected benefit obligation and aggregate net liability for defined benefit plans as of September 30, 2025 was $12.8 million and $6.2 million, as of September 30, 2024 was $12.2 million and $6.2 million, and as of September 30, 2023 was $11.8 million and $5.5 million, respectively.
For the fiscal year ended September 30, 2024, we recognized a curtailment and settlement benefit of $0.4 million related to restructuring programs.
For the fiscal years ended September 30, 2025, 2024 and 2023, charges for contributions to defined benefit pension plans were not material to the Consolidated Statements of Operations.
15. Relationship with Parent and Related Entities
In connection with the Spin-Off, we entered into several agreements with Nuance that set forth the principal actions taken or to be taken in connection with the Spin-Off and that govern the relationship of the parties following the Spin-Off, including the following:
•Separation and Distribution Agreement: We entered into a Separation and Distribution Agreement with Nuance in advance of the Distribution. The Separation and Distribution Agreement sets forth our agreements with Nuance regarding the principal actions to be taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of our relationship with Nuance following the Spin-Off.
•Tax Matters Agreement: We entered into a Tax Matters Agreement with Nuance that governs the respective rights, responsibilities and obligations of Nuance and us after the Distribution with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).
•Transition Services Agreement:We entered into a Transition Services Agreement pursuant to which Nuance will provide us, and we will provide Nuance, with certain specified services for a limited time to help ensure an orderly transition following the Distribution.
•Employee Matters Agreement:We entered into an Employee Matters Agreement with Nuance that addresses employment and employee compensation and benefits matters. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated prior to the Spin-Off.
•Intellectual Property Agreement:We entered into an Intellectual Property Agreement with Nuance, pursuant to which we granted to Nuance, and Nuance granted to us, perpetual, non-exclusive, royalty-free licenses to certain patents and technology, as well as certain other intellectual property that have historically been shared between us and Nuance.
•Transitional Trademark License Agreement:We entered into a Transitional Trademark License Agreement with Nuance, pursuant to which Nuance granted us a non-exclusive, royalty free license to continue using certain of Nuance’s trademarks, trade names and service marks with respect to the “Nuance” and “Dragon” brands in connection with the sale, marketing and other commercialization of our products and services.
•OEM and Distribution License Agreements: We entered into four OEM and Distribution License Agreements with Nuance. Under three of the four agreements, Cerence licenses to Nuance designated Cerence technologies for Nuance’s internal use and for distribution to Nuance end-users and resellers. On May 6, 2025, Cerence filed a lawsuit alleging copyright infringement and breach of contract against Nuance and Microsoft related in part to their continued use of Cerence's text-to-speech after the expiration of one of those agreements, which lawsuit is pending. Under the final agreement, Nuance licenses to Cerence designated Nuance technologies for Cerence’s internal use and for distribution to Cerence end-users and resellers. All agreements contain customary commercial terms for arrangements of this nature.
16. Income Taxes
Provision for income taxes
The components of loss before income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Domestic	$(26,686)	$(524,632)	$(24,524)
Foreign	17,865	(59,978)	(11,865)
Loss before income taxes	$(8,821)	$(584,610)	$(36,389)
The components of provision for income taxes are as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Current:
Federal	$575	$(561)	$611
State	38	32	38
Foreign	9,039	8,655	11,619
Total current	9,652	8,126	12,268
Deferred:
Federal	(393)	(4,596)	7,941
State	1,107	219	(1,164)
Foreign	(473)	(281)	820
Total deferred	241	(4,658)	7,597
Provision for income taxes	$9,893	$3,468	$19,865
Effective income tax rate	(112.1)%	(0.6)%	(54.6)%
The provision for income taxes differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Federal tax provision at statutory rate	$(1,848)	$(122,768)	$(7,633)
State tax, net of federal benefit	904	199	(890)
Foreign tax rate and other foreign related tax items	4,370	3,230	3,203
Uncertain tax positions	1,289	1,681	4,202
Stock-based compensation	3,708	1,953	4,734
Global intangible low-taxed income	809	(1,601)	7,464
Goodwill impairment	—	114,863	—
Change in valuation allowance	(23,320)	(1,763)	27,101
Executive compensation	1,351	183	991
Non-deductible expenditures	968	835	211
R&D credits	(2,254)	(1,531)	(588)
Intangible property transfers	—	—	(18,930)
Capital losses	—	8,187	—
Enacted changes in tax laws or rates	23,916	—	—
Provision for income taxes	$9,893	$3,468	$19,865

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
Our effective tax rate for the fiscal year 2025 differed from the U.S. federal statutory rate of 21.0%, primarily due to the tax impacts of stock-based compensation, research credits, and our composition of jurisdictional earnings.
During the fiscal year ended September 30, 2025, we recorded a non-cash out-of-period adjustment of $3.8 million to increase deferred tax assets and decrease goodwill to correct an error related to a prior period. Management evaluated this error under SAB No. 99 and SAB No. 108 and determined it was not material to prior annual or interim periods. Therefore, the correction was recorded in the current period's financial statements rather than by restating prior periods.
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
As of September 30, 2025, we have not provided taxes on undistributed earnings of our foreign subsidiaries, which may be subject to foreign withholding taxes upon repatriation, as we consider these earnings indefinitely reinvested. Our indefinite reinvestment determination is based on the future operational and capital requirements of our domestic and foreign operations. We expect our international cash and cash equivalents and marketable securities will continue to be used for our foreign operations and therefore do not anticipate repatriating these funds. As of September 30, 2025, it is not practical to calculate the unrecognized deferred tax liability on these earnings due to the complexities of the utilization of foreign tax credits and other tax assets.

Deferred tax assets (liabilities) consist of the following as of September 30, 2025 and 2024 (dollars in thousands):

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$39,503	$40,155
Federal credit carryforwards	7,072	7,380
Accrued expenses and other reserves	5,962	3,119
Deferred revenue	39,186	37,508
Acquired intangibles	88,686	110,844
Interest limitations carryforward	6,651	9,456
Operating lease liabilities	4,219	3,714
Depreciation	29,374	25,394
Deferred compensation	660	1,028
Pension obligation	479	462
Other	3,812	3,873
Total deferred tax assets	225,604	242,933
Valuation allowance for deferred tax assets	(150,996)	(167,314)
Deferred tax assets	$74,608	$75,619
Deferred tax liabilities:
Depreciation	$(6,617)	$(5,006)
Acquired intangibles	(2,716)	(6,889)
Operating lease right of use assets	(4,009)	(3,557)
Deferred costs	(5,430)	(7,691)
Other	(1,731)	(1,656)
Total deferred tax liabilities	(20,503)	(24,799)
Net deferred tax assets	$54,105	$50,820
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. We regularly assess the need for a valuation allowance against our deferred tax assets. In evaluating whether it is more likely than not that some or all of our deferred tax assets will not be realized, we consider all available positive and negative evidence. We maintain a valuation allowance against these deferred tax assets until we believe it is more likely than not that they will be realized. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard, the valuation allowance would be reversed accordingly in the period that such determination is made. As of September 30, 2025, we have $151.0 million in valuation allowance against our net foreign deferred tax assets. As of September 30, 2024, we have $167.3 million in valuation allowance against our net foreign deferred tax assets. The change in valuation allowance of $(16.3) million included income tax provision of $(23.3) million, cumulative translation adjustments of $7.1 million, and other comprehensive income of $(0.1) million.
The remaining deferred tax assets after valuation allowances are primarily domestic. For each of the periods shown, we have domestic financial taxable income resulting from permanent differences between domestic loss before income taxes and taxable income. Based on the level of historical financial taxable income and projections for future financial taxable income over the periods for which these deferred tax assets are deductible, we believe that it is more likely than not that we will realize the benefits of the domestic deductible differences.
As of September 30, 2025, we have immaterial U.S. federal net operating loss (“NOL”) carryforwards, we have state NOL carryforwards of $8.3 million, and foreign NOL carryforwards of $453.8 million, before uncertain tax positions of $284.2 million. As of September 30, 2024, we have immaterial U.S. federal net operating loss (“NOL”) carryforwards, state NOL carryforwards of $9.8 million, and foreign NOL carryforwards of $433.6 million, before uncertain tax positions of $270.2 million. These carryforwards will expire at various dates beginning in 2026 and extending up to an unlimited period. As of September 30, 2025 and 2024, unlimited federal NOLs are immaterial and immaterial, respectively, and unlimited Netherlands NOLs are $387.6 million and $360.7 million, respectively.

As of September 30, 2025, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $4.1 million, before uncertain tax positions of $3.9 million, state research and development credits of $0.5 million, and foreign research and development credits of $9.1 million. As of September 30, 2024, we have U.S. federal research and development carryforwards and foreign tax credit carryforwards of $7.0 million, before uncertain tax positions of $5.2 million, state research and development credits of $0.3 million, and foreign research and development credits of $7.2 million. These carryforwards will expire at various dates beginning in 2026 and extending up to 2042.
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
The aggregate changes in the balance of our gross unrecognized tax benefits were as follows (dollars in thousands):

	September 30,
	2025	2024
Balance at the beginning of the year	$87,400	$85,172
Beginning balance adjustment	3,169	4,018
Increases related to tax positions taken from prior periods	—	216
Decreases related to tax positions taken from prior periods	(1,283)	(2,272)
Increases related to tax positions taken during current period	406	484
Decreases for tax settlements and lapse in statutes	(442)	(218)
Balance at the end of the year	$89,250	$87,400
As of September 30, 2025 and 2024, beginning balance adjustments include cumulative translation adjustments of $3.2 million and $4.0 million, respectively.
As of September 30, 2025, $89.3 million of the unrecognized tax benefits, if recognized, would impact our effective tax rate. We do not expect a significant change in the amount of unrecognized tax benefits within the next 12 months. We recognized interest related to uncertain tax positions in our provision for (benefit from) income taxes of $1.3 million, $1.3 million and $0.6 million during fiscal years 2025, 2024 and 2023 respectively. We recorded interest of $6.3 million and $5.6 million as of September 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. Certain provisions of the Act were applicable to us beginning in 2025 while other provisions will become effective beginning in fiscal 2026 and 2027.  The impact of the Act is not material to our year ended September 30, 2025 consolidated financial statements.  We continue to evaluate the future impact of these tax law changes.
We are subject to U.S. federal income tax, various state and local taxes and international income taxes in numerous jurisdictions. The 2016 through 2024 tax years remain open for all purposes of examination by the IRS and other taxing authorities in material jurisdictions.
17. Long-Term Debt
Long-term debt consisted of the following (in thousands):

September 30, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	87,500	(1,862)	(7,106)	78,532
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,339)	121,161
Total debt				$210,000	$(1,862)	$(8,445)	199,693
Less: current portion of long-term debt							—
Total long-term debt							$199,693

September 30, 2024
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	6/1/2025	3.00%	3.70%	$87,500	$—	$(406)	$87,094
2025 Modified Notes	7/1/2028	1.50%	8.55%	87,500	(2,777)	(10,602)	74,121
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,809)	120,691
Total debt				$297,500	$(2,777)	$(12,817)	281,906
Less: current portion of long-term debt							(87,094)
Total long-term debt							$194,812
The following table summarizes the maturities of our borrowing obligations as of September 30, 2025 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	122,500	87,500	210,000
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$122,500	$87,500	$210,000
Less: unamortized discount and issuance costs	(1,339)	(8,968)	(10,307)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$121,161	$78,532	$199,693
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”) that were not repurchased as part of the transaction. We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of September 30, 2025, the carrying amount of the 2025 Modified Notes was $78.5 million, net of unamortized costs of $9.0 million.
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
We accounted for $122.5 million of the 2028 Notes that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of September 30, 2025, the carrying amount of the 2028 Notes was $121.2 million and unamortized issuance costs of $1.3 million. As of September 30, 2025 and September 30, 2024, the if-converted value of the 2028 Notes was $85.0 million and $113.0 million, respectively, less than its principal amount.
The conditional conversion feature of the 2028 Notes was not triggered during the fiscal year ended September 30, 2025. As of September 30, 2025, the 2028 Notes were not convertible. As of the date of this report, no 2028 Notes have been converted by the holders. Whether any of the 2028 Notes will be converted in future quarters will depend on the satisfaction of one or more of the conversion conditions in the future. If one or more holders elect to convert their 2028 Notes at a time when any such 2028 Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
During the year ended September 30, 2025, we repurchased $27.4 million aggregate principal amount of our 2025 Notes for $27.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased 2025 Notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $0.3 million. The remaining outstanding principal balance on the 2025 Notes and accrued interest of $61.0 million was repaid in its entirety at maturity during the three months ended June 30, 2025.
The interest expense recognized related to the Notes for the fiscal years ended September 30, 2025, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended September 30,
	2025	2024	2023
Contractual interest expense	$4,547	$5,776	$5,383
Amortization of debt discount	916	1,019	258
Amortization of issuance costs	4,289	4,936	2,119
Total interest expense related to the Notes	$9,752	$11,731	$7,760
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

In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of September 30, 2025 and September 30, 2024, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
Total interest expense relating to the Senior Credit Facilities for the fiscal years ended September 30, 2025, 2024 and 2023 were $0.4 million, $0.4 million, $6.7 million, respectively, reflecting the coupon and accretion of the discount.
18. Subsequent Events
In preparing the consolidated financial statements, management has evaluated subsequent events through the date of filing of this report on Form 10-K for recognition and/or disclosure purposes. Based on this evaluation, we have determined that there were no events that have occurred that require recognition or disclosure, other than certain events and transactions that have been disclosed elsewhere in these consolidated financial statements.

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
Management report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and include those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposals of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control-Integrated Framework. Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of September 30, 2025, our internal control over financial reporting was effective based on those criteria.
The attestation report concerning the effectiveness of our internal control over financial reporting as of September 30, 2025 issued by BDO USA, P.C., an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Plans.Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

During the three-month period ending September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees on October 2, 2019. Our Code of Business Conduct and Ethics can be found at our website: www.cerence.com/governance/governance-documents. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such a request should be made in writing and addressed to Investor Relations, Cerence Inc., 25 Mall Road, Suite 416, Burlington, MA 01803.
To date, there have been no waivers under our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We will post any waivers, if and when granted, of our Code of Business Conduct and Ethics on our website at www.cerence.com/governance/governance-documents.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other designated persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NASDAQ listing standards when engaging in transactions in company securities. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this report. The Company does not currently have a stock repurchase program.
The additional information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated by reference.
Item 11. Executive Compensation.
The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item for the Company will be set forth in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item for the Company will be set forth in Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Report:
(1)All Financial Statements— See Index to Financial Statements in Item 8 of this Report;
(2)Financial Statement Schedules — All schedules have been omitted as the requested information is inapplicable or the information is presented in the financial statements or related notes included as part of this Report.
(3)Exhibits — See Item 15(b) of this Report below.
(b)Exhibits.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Separation and Distribution Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
3.3	Amendment No. 1 to Second Amended and Restated By-laws of Cerence Inc.		10-Q	001-39030	3.3	May 7, 2025
4.1	Indenture, dated as of June 2, 2020, between Cerence Inc. and U.S. Bank, National Association, as Trustee.		8-K	001-39030	4.1	June 2, 2020
4.2	Form of Global Note, representing Cerence Inc.’s 3.00% Convertible Senior Notes due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 2, 2020
4.3	Description of Registrant's Securities		10-K	001-39030	4.3	November 29, 2023
4.4	Indenture, dated as of June 26, 2023, by and between Cerence Inc. and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-39030	4.1	June 26, 2023
4.5	Form of Global Note, representing Cerence Inc.’s 1.50% Convertible Senior Notes due 2028 (included as Exhibit A to the Indenture filed as Exhibit 4.1).		8-K	001-39030	4.1	June 26. 2023
10.1	Tax Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.1	October 2, 2019
10.2	Transition Services Agreement between Nuance Communications, Inc. and Cerence Operating Company		8-K	001-39030	10.2	October 2, 2019
10.3	Employee Matters Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.3	October 2, 2019
10.4	Intellectual Property Agreement between Nuance Communications, Inc. and Cerence Inc.		8-K	001-39030	10.4	October 2, 2019

10.5	Transitional Trademark License Agreement between Nuance Communications, Inc. and Cerence Inc.	8-K	001-39030	10.5	October 2, 2019
10.6†	Cerence 2019 Equity Incentive Plan	S-8	333-234040	4.3	October 2, 2019
10.7†	Cerence 2019 Employee Stock Purchase Plan	S-8	333-234040	4.6	October 2, 2019
10.8†	Form of Change of Control and Severance Agreement - NEO	10-K	001-39030	10.14	December 19, 2020
10.9	Form of Indemnification Agreement	10-Q	001-39030	10.4	May 10, 2024
10.10†	Restricted Stock Unit Award Agreement	10-K	001-39030	10.13	November 19, 2020
10.11†	Performance-Based Restricted Stock Unit Award Agreement	10-K	001-39030	10.14	November 19, 2020
10.12	Credit Agreement, dated June 12, 2020, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-39030	10.1	June 17, 2020
10.13	Subsidiary Guarantee Agreement, dated June 12, 2020, by and between certain domestic subsidiaries of Cerence, as subsidiary guarantors, and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-39030	10.2	June 17, 2020
10.14	Collateral Agreement, dated June 12, 2020, by and between Cerence Inc. and certain subsidiaries of Cerence, as pledgors, and Wells Fargo Bank, N.A., as collateral agent.	8-K	001-39030	10.3	June 17, 2020
10.15†	Amendment No. 1 to Cerence 2019 Equity Incentive Plan	10-K	001-39030	10.18	November 19, 2020
10.16	Amendment No. 1, dated as of December 17, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent	8-K	001-39030	10.1	December 21, 2020
10.17†	Offer Letter, dated December 14, 2021, by and between Cerence Inc. and Stefan Ortmanns	8-K	001-39030	10.1	December 15, 2021
10.18†	Change of Control Equity Acceleration Agreement, effective as of June 19, 2022, by and between Cerence Inc. and Stefan Ortmanns	8-K	001-39030	10.1	June 24, 2022
10.19†	Change of Control and Severance Agreement, effective as of June 21, 2022, by and between Cerence GmbH and Stefan Ortmanns	8-K	001-39030	10.2	June 24, 2022
10.20	Amendment No. 2 to Credit Agreement, dated as of June 12, 2020, by and among Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent	10-K	001-39030	10.31	November 29, 2022
10.21†	2024 Inducement Plan and form of award agreement thereunder.	8-K	001-39030	10.1	March 4, 2024
10.22**	Amendment No. 3, dated as of April 12, 2024, by and between Cerence Inc., the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent.	8-K	001-39030	10.1	April 15, 2024

10.23†**	Promotion Offer Letter, dated June 7, 2024, by and between Cerence Inc. and Jennifer Salinas		10-Q	001-39030	10.2	August 9, 2024
10.24†	Offer Letter by and between the Company and Brian Krzanich		8-K	001-39030	10.1	October 6, 2024
10.25†	Change of Control and Severance Agreement, dated October 7, 2024, by and between the Company and Brian Krzanich		8-K	001-39030	10.2	October 6, 2024
10.26†	Amendment No. 1 to Cerence Inc. 2024 Inducement Plan		8-K	001-39030	10.3	October 6, 2024
10.27†	Promotion Offer Letter, dated August 16, 2024, by and between Cerence Inc. and Nils Schanz		10-K	001-39030	10.34	November 25, 2024
10.28†	Retention Bonus Agreement, dated August 17, 2024, by and between Cerence Inc. and Nils Schanz		10-K	001-39030	10.35	November 25, 2024
10.29†	Termination Agreement by and between the Company and Stefan Ortmanns		10-Q	001-39030	10.1	February 6, 2025
10.30†	Offer Letter by and between the Company and Antonio Rodriquez, dated November 29, 2024		8-K	001-39030	10.1	December 3, 2024
10.31†	Change of Control and Severance Agreement by and between the Company and Antonio Rodriquez, dated December 2, 2024		8-K	001-39030	10.2	December 3, 2024
10.32†	Amendment No. 2 to Cerence Inc. 2024 Inducement Plan		8-K	001-39030	10.3	December 3, 2024
10.33†	Promotion Offer Letter, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz		10-Q	001-39030	10.7	February 6, 2025
10.34†	Retention Bonus Agreement, dated January 2, 2025, by and between Cerence Inc. and Christian Mentz		10-Q	001-39030	10.8	February 6, 2025
10.35†	Retention Letter, dated September 3, 2025, by and between Cerence Inc. and Nils Schanz	X
19.1	Cerence Insider Trading Policy - Global	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (including in signature pages hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
†Management contract or compensatory plan or arrangement
*Furnished herewith.
**Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERENCE INC.

Date: November 20, 2025	By:	/s/ Brian Krzanich
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

Name	Title	Date

/s/ Brian Krzanich	Chief Executive Officer and Director	November 20, 2025
Brian Krzanich	(Principal Executive Officer)

/s/ Tony Rodriquez	Chief Financial Officer	November 20, 2025
Tony Rodriquez	(Principal Financial and Accounting Officer)

/s/ Kristi Ann Matus	Chairperson of the Board	November 20, 2025
Kristi Ann Matus

/s/ Marianne Budnik	Director	November 20, 2025
Marianne Budnik

/s/ Doug Davis	Director	November 20, 2025
Doug Davis

/s/ Marion Harris	Director	November 20, 2025
Marion Harris

/s/ Marcy Klevorn	Director	November 20, 2025
Marcy Klevorn

/s/ Alfred Nietzel	Director	November 20, 2025
Alfred Nietzel

/s/ Arun Sarin	Director	November 20, 2025
Arun Sarin