Form 10-Q
period 2025-12-31
Cerence Inc.
filed 2026-02-05
CIK 1768267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, the registrant had 45,018,082 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current beliefs, expectations, anticipations, intentions, estimates, assumptions, plans and projections about our company, business, operations, industry and market trends, financial results, financial condition, strategy and plans, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “could,” “goals,” “objectives” and words and terms of similar substance in connection with discussions of our company, business, industry and market trends, strategy and plans, intellectual property enforcement efforts, and future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results, financial condition or results of operations and could cause actual results to differ materially from those set forth in such forward-looking statements, including but not limited to:
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
•our inability to deliver improved financial results from our process optimization and cost-reduction efforts or to control and successfully manage our expenses and cash position;
•our strategy to increase cloud services and ability to successfully introduce new products, applications or services and deploy generative AI and large language models (“LLMs”) and price increases related thereto;
•pricing pressures from our customers;
•our failure to win, renew or implement service contracts or the cancellation or postponement of service contracts after a design win;
•the loss of business from any of our largest customers;
•automotive production delays, including, without limitation, delays due to the increasing complexity of software included in automotive vehicles;
•fluctuations in our operating results from period to period, which may be contributed to by the following factors, among others: the volume, timing and fulfillment of customer contracts; changes in customer forecasts; the timing of receipt and accuracy of royalty reports; fluctuating sales by our customers to their end-users; pricing; the mix of revenue from customer contracts; the effect of one-time revenue or expense events, especially as a result of licensing transactions, litigation settlements or judgments; and the level of professional service projects;
•the impact on our business from the transition to a lower level of fixed contracts, including, but not limited to, the failure to achieve the expected predictability and growth in our reported revenue;
•our inability to successfully adopt new products;
•our inability to expand into non-automotive markets, including, but not limited to, televisions, consumer devices like smart watches, voice-powered kiosks, and industrial applications in the timeframe or levels expected;

•our inability to recruit, retain and manage transitions of management and other key personnel;
•our dependence on skilled employees and a shortage of critical skills;
•some of our employees are represented by workers councils or unions or are subject to local laws that are less favorable to employers than the laws of the U.S.;
•cybersecurity and data privacy incidents that damage client relations;
•interruption or delays in our services or services from data center hosting facilities or public clouds;
•compliance with global privacy and data security requirements which could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally;
•risks and challenges posed by the development and use of artificial intelligence;
•the evolving regulatory landscape governing artificial intelligence, including, but not limited to, existing and emerging laws, regulations, standards and conformity or compliance obligations related to artificial intelligence, machine learning, generative AI and LLMs;
•economic, political, regulatory, foreign exchange, tariff, trade, and other risks of international operations, including, but not limited to, those related to our business in China;
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
•disruption from public health events, such as pandemics or disease outbreaks; and
•certain factors discussed elsewhere in this Form 10-Q.
These and other factors are more fully discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and elsewhere in this Form 10-Q, including Part II, “Item 1A, Risk Factors.” These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of our business or the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Revenues:
License	$87,758	$22,725
Connected services	14,532	13,707
Professional services	12,786	14,464
Total revenues	115,076	50,896
Cost of revenues:
License	1,323	1,782
Connected services	4,911	6,311
Professional services	9,492	9,731
Total cost of revenues	15,726	17,824
Gross profit	99,350	33,072
Operating expenses:
Research and development	24,701	20,869
Sales and marketing	5,557	4,766
General and administrative	31,987	12,754
Amortization of intangible assets	—	554
Restructuring and other costs, net	7,794	11,062
Total operating expenses	70,039	50,005
Income (loss) from operations	29,311	(16,933)
Interest income	865	1,437
Interest expense	(1,665)	(3,393)
Other income, net	1,550	272
Income (loss) before income taxes	30,061	(18,617)
Provision for income taxes	35,300	5,671
Net loss	$(5,239)	$(24,288)
Net loss per share:
Basic	$(0.12)	$(0.57)
Diluted	$(0.12)	$(0.57)
Weighted-average common shares outstanding:
Basic	44,953	42,897
Diluted	44,953	42,897
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024

Net loss	$(5,239)	$(24,288)
Other comprehensive loss:
Foreign currency translation adjustments	(284)	(3,849)
Pension adjustments, net	(11)	(3)
Net unrealized losses on available-for-sale securities	(4)	(21)
Total other comprehensive loss	(299)	(3,873)
Comprehensive loss	$(5,538)	$(28,161)
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,130	$84,017
Marketable securities	2,544	3,433
Accounts receivable, net of allowances of $68 and $68 as of December 31, 2025 and September 30, 2025, respectively	51,228	58,937
Deferred costs	4,352	4,481
Prepaid expenses and other current assets	35,886	39,889
Total current assets	186,140	190,757
Property and equipment, net	36,418	35,761
Deferred costs	14,855	15,501
Operating lease right of use assets	15,135	16,762
Goodwill	299,037	299,003
Deferred tax assets	32,786	54,207
Other assets	17,672	18,600
Total assets	$602,043	$630,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,859	$901
Deferred revenue	52,438	51,865
Short-term operating lease liabilities	4,471	4,344
Accrued expenses and other current liabilities	37,471	44,080
Total current liabilities	99,239	101,190
Long-term debt	171,924	199,693
Deferred revenue, net of current portion	141,905	140,021
Long-term operating lease liabilities	11,977	13,083
Other liabilities	26,557	25,928
Total liabilities	451,602	479,915
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 45,016 and 43,374 shares issued and outstanding as of December 31, 2025 and September 30, 2025, respectively	450	434
Accumulated other comprehensive loss	(25,768)	(25,469)
Additional paid-in capital	1,121,452	1,116,165
Accumulated deficit	(945,693)	(940,454)
Total stockholders' equity	150,441	150,676
Total liabilities and stockholders' equity	$602,043	$630,591
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended December 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2025	43,374	$434	$1,116,165	$(940,454)	$(25,469)	$150,676
Net loss	—	—	—	(5,239)	—	(5,239)
Other comprehensive loss	—	—	—	—	(299)	(299)
Issuance of common stock	1,645	16	7,483	—	—	7,499
Common stock repurchases for tax withholdings for net settlement of equity awards	(3)	—	(7,541)	—	—	(7,541)
Stock-based compensation	—	—	5,345	—	—	5,345
Balance at December 31, 2025	45,016	$450	$1,121,452	$(945,693)	$(25,768)	$150,441

Three Months Ended December 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	$419	$1,088,330	$(921,740)	$(25,912)	$141,097
Net loss	—	—	—	(24,288)	—	(24,288)
Other comprehensive loss	—	—	—	—	(3,873)	(3,873)
Issuance of common stock	1,066	11	1,353	—	—	1,364
Common stock repurchases for tax withholdings for net settlement of equity awards	(2)	—	(1,369)	—	—	(1,369)
Stock-based compensation	—	—	7,771	—	—	7,771
Balance at December 31, 2024	42,988	$430	$1,096,085	$(946,028)	$(29,785)	$120,702

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,239)	$(24,288)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	2,184	2,445
Provision for credit loss reserve	—	207
Stock-based compensation	5,345	7,771
Non-cash interest expense	881	1,861
Gain on debt extinguishment	(1,051)	(327)
Deferred tax provision	21,809	4,927
Unrealized foreign currency transaction losses	127	1,997
Other, net	686	(33)
Changes in operating assets and liabilities:
Accounts receivable	5,986	8,800
Prepaid expenses and other assets	6,086	27,201
Deferred costs	735	1,859
Accounts payable	3,747	3,814
Accrued expenses and other liabilities	(6,021)	(33,087)
Deferred revenue	2,619	6,107
Net cash provided by operating activities	37,894	9,254
Cash flows from investing activities:
Capital expenditures	(2,249)	(1,360)
Sale and maturities of marketable securities	886	2,493
Other investing activities	(426)	(374)
Net cash (used in) provided by investing activities	(1,789)	759
Cash flows from financing activities:
Principal payments of long-term debt	(27,600)	—
Principal payments of short-term debt	—	(26,964)
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,541)	(1,369)
Principal payment of lease liabilities arising from a finance lease	(12)	(115)
Proceeds from the issuance of common stock	7,499	1,364
Net cash used in financing activities	(27,654)	(27,084)
Effects of exchange rate changes on cash and cash equivalents	(338)	(311)
Net change in cash and cash equivalents	8,113	(17,382)
Cash and cash equivalents at beginning of period	84,017	121,485
Cash and cash equivalents at end of period	$92,130	$104,103
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,592	$9
Cash paid for interest	$1,575	$3,077
Supplemental cash flow disclosures from non-cash investing activities:
Fixed asset additions included in accounts payable and other current liabilities	$233	$—
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
The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. One customer accounted for 12.0% of our Accounts receivable, net balance at December 31, 2025. One customer accounted for 11.3% of our Accounts receivable, net balance at September 30, 2025.

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
The change in the allowance for credit losses for the three months ended December 31, 2025 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2025	$68
Credit loss provision	—
Write-offs, net of recoveries	—
Effect of foreign currency translation	—
Balance as of December 31, 2025	$68
Inventory
Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of December 31, 2025 and September 30, 2025, inventory was $1.2 million and $1.1 million, respectively.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures of segment information on an annual and interim basis. We adopted this standard during the fiscal year ended September 30, 2025. Refer to Note 2, (i) Segment information, in our Annual Report on Form 10-K for additional segment reporting information.
Issued Accounting Standards Not Yet Adopted
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
The timing and amount of revenue recognized from IP or patent licensing depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements could include, without limitation, performance obligations related to consideration for past patent royalties, patent licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term on a when-and-if basis. Such licenses could be fixed and non-refundable in nature and/or variable over time. Certain components of revenue recognized with respect to IP license agreements may require the use of estimates, which may be significant. Related revenue is recognized at the point in time when the software and technology is made available to the customer and control is transferred and, if applicable, according to usage. Revenues relating to IP licensing accounted for $49.5 million, or 43.0% of total revenues for the three months ended December 31, 2025. As a component of License revenues, IP licensing revenues represented 56.4% of License revenues for the three months ended December 31, 2025.
(a)Disaggregated Revenue
Revenues, classified by the major geographic region in which our customers are located, for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Revenues:
United States	$8,616	$9,448
Other Americas	338	197
Germany	19,908	19,409
Other Europe, Middle East and Africa	7,949	5,543
Japan	13,052	5,957
Other Asia-Pacific	65,213	10,342
Total revenues	$115,076	$50,896
For the three months ended December 31, 2025, revenues within Korea were $57.3 million, which were more than 10% of total revenues. For the three months ended December 31, 2025, revenues within China were $5.5 million, which were less than 10% of total revenues.
Revenues relating to one customer accounted for $49.5 million, or 43.0%, of revenue for the three months ended December 31, 2025.

Revenues relating to three customers accounted for $7.4 million, or 14.5%, $6.2 million, or 12.2%, and $6.0 million, or 11.8%, of revenues for the three months ended December 31, 2024.
(b)Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of December 31, 2025 and September 30, 2025, we had $4.8 million and $5.3 million of contract acquisition costs, respectively. We had amortization expense of $0.5 million and $0.6 million related to these costs during the three months ended December 31, 2025 and 2024, respectively. There was no impairment related to contract acquisition costs.
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
We had amortization expense of $1.0 million and $2.4 million related to these costs during the three months ended December 31, 2025 and 2024, respectively. There was no impairment related to contract costs capitalized.
(d)Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net at their net estimated realizable value. Accounts receivable, net as of December 31, 2025 and September 30, 2025 was $51.2 million and $58.9 million, respectively. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.
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

Contract assets
Balance as of September 30, 2025	$13,978
Revenues recognized but not billed	7,555
Amounts reclassified to Accounts receivable, net	(9,723)
Effect of foreign currency translation	(291)
Balance as of December 31, 2025	$11,519
Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2025	$191,886
Amounts billed but not recognized	18,000
Revenue recognized	(20,595)
Effect of foreign currency translation	138
Balance as of December 31, 2025	$194,343

(e) Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at December 31, 2025 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$82,898	$113,792	$34,599	$231,288
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
The following table presents the reconciliation of the numerator and denominator for calculating net loss per share:

	Three Months Ended December 31,
in thousands, except per share data	2025	2024
Numerator:
Net loss	$(5,239)	$(24,288)

Denominator:
Weighted average common shares outstanding - basic and diluted	44,953	42,897

Net loss per common share:
Basic	$(0.12)	$(0.57)
Diluted	$(0.12)	$(0.57)
We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three months ended December 31, 2025 and 2024.

	Three Months Ended December 31,
in thousands	2025	2024
Restricted stock unit awards	1,587	—
Contingently issuable stock awards	1,215	121
Conversion option of our Notes	5,141	7,431
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
The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	December 31, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $27,365 at cost (a)	$27,365	$27,365	$—
Level I Government Securities, $1,015 at cost (b)	1,016	—	1,016
Corporate bonds, $1,525 at cost (b)	1,528	—	1,528
Level 2:
Time deposits, $4,450 at cost (a)	4,450	4,450	—
Convertible debt, $0 at cost (c)	779	—	—
Total assets	$35,138	$31,815	$2,544

	September 30, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $20,898 at cost (a)	$20,898	$20,898	$—
Level I Government Securities, $1,003 at cost (b)	1,006	—	1,006
Corporate bonds, $2,017 at cost (b)	2,022	—	2,022
Level 2:
Level II Government Securities, $405 at cost (b)	405	—	405
Time deposits, $3,040 at cost (a)	3,040	3,040	—
Convertible debt, $0 at cost (c)	770	—	—
Total assets	$28,141	$23,938	$3,433
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
During the three months ended December 31, 2025 and 2024, unrealized gains related to our marketable securities were immaterial within Accumulated other comprehensive loss.

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
Long-term debt
The estimated fair value of our Long-term debt is determined by Level 1 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2025 and September 30, 2025, the estimated fair value of our Notes was $165.6 million and $174.2 million, respectively. The Notes are recorded at face value less unamortized discount and transaction costs on our Condensed Consolidated Balance Sheets.
Equity securities
We have a non-controlling equity investments in a privately held company. We evaluated the equity investment under the voting model and concluded consolidation was not applicable. We accounted for the investment by electing the measurement alternative for investments without readily determinable fair values. The non-marketable equity investment is carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the Condensed Consolidated Statements of Operations.
Investments without readily determinable fair values were $2.6 million as of December 31, 2025 and September 30, 2025. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three months ended December 31, 2025 and 2024.
Note 6. Derivative Financial Instruments
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of December 31, 2025 and September 30, 2025, the total notional amount of forward contracts was $9.5 million and $16.7 million, respectively. As of December 31, 2025 and September 30, 2025, the weighted-average remaining maturity of these instruments was approximately 5.2 and 6.0 months, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of December 31, 2025 and September 30, 2025 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	December 31, 2025	September 30, 2025
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$16
Foreign currency forward contracts	Accrued expenses and other current liabilities	477	974
Foreign currency forward contracts	Other liabilities	66	97
The following tables display a summary of the loss related to foreign currency forward contracts for the three months ended December 31, 2025 and 2024 (dollars in thousands):

		Loss recognized in earnings
		Three Months Ended December 31,
Derivatives not designated as hedges	Classification	2025	2024
Foreign currency forward contracts	Other income, net	$(354)	$(104)

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
All goodwill is assigned to one or more reporting units. A reporting unit represents an operating segment or a component within an operating segment for which discrete financial information is available and is regularly reviewed by segment management for performance assessment and resource allocation. Upon consideration of our components, we have concluded that we have one reporting unit
The changes in the carrying amount of goodwill for the three months ended December 31, 2025 are as follows (dollars in thousands):

Total
Balance as of September 30, 2025	$299,003
Effect of foreign currency translation	34
Balance as of December 31, 2025	$299,037
(b) Intangible Assets, Net
As of September 30, 2025, our intangible assets were fully amortized. The following table summarizes the gross carrying amounts and accumulated amortization of intangible assets by major class as of September 30, 2025 (dollars in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Customer relationships	$110,236	$(110,236)	$—	0.0
Technology and patents	90,502	(90,502)	—	0.0
Total	$200,738	$(200,738)	$—

Amortization expense related to intangible assets in the aggregate was $0.6 million for the three months ended December 31, 2024.
Note 8. Leases
We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.
The following table presents certain information related to lease term and incremental borrowing rates for leases as of December 31, 2025 and September 30, 2025:

	December 31, 2025	September 30, 2025
Weighted-average remaining lease term (in months):
Operating leases	43.0	46.9
Finance leases	2.9	3.4
Weighted-average discount rate:
Operating leases	7.1%	7.2%
Finance leases	4.4%	4.4%
The following table presents lease expense for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Finance lease costs:
Amortization of right of use asset	$27	$96
Interest on lease liability	—	3
Operating lease cost	1,983	1,410
Variable lease cost	28	455
Sublease income	(53)	(43)
Total lease cost	$1,985	$1,921
For the three months ended December 31, 2025 and 2024, cash payments related to operating leases were $1.3 million and $1.3 million, respectively. For the three months ended December 31, 2025 and 2024, cash payments related to finance leases were less than $0.1 million and $0.1 million, respectively, of which an immaterial amount related to the interest portion of the lease liability. For the three months ended December 31, 2025 and December 31, 2024, right of use assets obtained in exchange for lease obligations were none and $2.0 million, respectively.
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of December 31, 2025 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2026	$4,467	$54	$4,521
2027	5,440	—	5,440
2028	4,604	—	4,604
2029	3,032	—	3,032
2030	1,127	—	1,127
Thereafter	110	—	110
Total future minimum lease payments	$18,780	$54	$18,834
Less effects of discounting	(2,332)	—	(2,332)
Total lease liabilities	$16,448	$54	$16,502
Reported as of December 31, 2025
Short-term lease liabilities	$4,471	$54	$4,525
Long-term lease liabilities	11,977	—	11,977
Total lease liabilities	$16,448	$54	$16,502
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	December 31, 2025	September 30, 2025
Compensation	$17,763	$30,719
Professional fees	5,287	4,657
Cost of revenue related liabilities	2,967	2,007
Sales and other taxes payable	6,322	1,777
Interest payable	—	788
Other	5,132	4,132
Total	$37,471	$44,080

Note 10. Restructuring and Other Costs, Net
Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the three months ended December 31, 2025 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2025	$56	$—	$56	$2,929	$2,985
Restructuring and other costs, net	7,450	253	7,703	91	7,794
Non-cash adjustments	—	(61)	(61)	—	(61)
Cash payments	(6,752)	(192)	(6,944)	(2,910)	(9,854)
Effect of foreign currency translation	2	—	2	(87)	(85)
Balance at December 31, 2025	$756	$—	$756	$23	$779
The following table sets forth restructuring and other costs, net recognized for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
	2025	2024

Personnel	$7,450	$10,196
Facilities	253	—
Other	91	866
Restructuring and other costs, net	$7,794	$11,062
Fiscal Year 2026
For the three months ended December 31, 2025, we recorded restructuring and other costs, net of $7.8 million, which included a $7.5 million charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and $0.1 million relating to our transformation initiatives and other one-time charges.
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
Restricted Stock Units
Information with respect to our non-vested restricted stock units for the three months ended December 31, 2025 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2025	4,350,213	2,299,186	6,649,399	$12.99
Granted	172,452	2,009	174,461	$12.06
Vested	(1,636,635)	(8,729)	(1,645,364)	$15.25
Forfeited	(97,788)	(149,506)	(247,294)	$16.97
Non-vested at December 31, 2025	2,788,242	2,142,960	4,931,202	$11.45
Expected to vest			4,931,202	$11.45	1.33	$52,665
Stock-based Compensation
Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024
Cost of connected services	$53	$53
Cost of professional services	303	437
Research and development	2,005	1,829
Sales and marketing	777	509
General and administrative	2,207	1,980
Restructuring and other costs, net	—	2,963
	$5,345	$7,771
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
Note 12. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of December 31, 2025, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On October 24, 2025, plaintiffs moved to certify the class, and that motion is fully briefed. On November 3, 2025, plaintiffs moved to stay the Federal Court case pending the Circuit Court’s ruling on class certification. On December 10, 2025, Cerence filed a Motion for Summary Judgment as to Plaintiff Vincenzo Allan on the basis that he did not use Cerence’s technology during the relevant period, as well as a Motion to Exclude Testimony of Plaintiffs’ class certification expert. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On October 13, 2023, Cerence filed its first patent infringement complaint against Samsung alleging infringement of five Cerence patents (“Samsung I”). On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four additional Cerence patents (“Samsung II”). In its responsive pleading to Samsung II on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung sought damages, including trebled damages, and its costs and fees. On October 28, 2025, Samsung and Cerence resolved these disputes by entering into a cross-license agreement, which, among other things, resulted in Samsung agreeing to pay Cerence a one-time lump sum payment in the total amount of $49.5 million, which payment was received, net of tax, during the three months ended December 31, 2025. The lump-sum payment represents fixed consideration for a right-to-use intellectual property license. The related performance obligation was satisfied upon execution of the cross-license agreement. Accordingly, the full amount was recognized as license revenue during the three months ended December 31, 2025, consistent with the Company’s revenue recognition policy (see Note 3) and ASC 606. The cross-license agreement requires that each party is responsible for bearing their own costs for any associated legal fees incurred as a result of the alleged complaints and negotiations resulting in the dispute resolution. As a result, our final receipt of the one-time lump-sum payment resulted in us incurring approximately $20.7 million in legal fees, included in General and administrative expenses, which were paid in full during the three months ended December 31, 2025.

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
As of December 31, 2025, our letters of credit in connection with security deposits for facility leases totaled $0.7 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.
Note 13. Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2025	2024

Domestic	$29,973	$(11,825)
Foreign	88	(6,792)
Income (loss) before income taxes	$30,061	$(18,617)
The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended December 31,
	2025	2024

Domestic	$20,383	$1,291
Foreign	14,917	4,380
Provision for income taxes	$35,300	$5,671
Effective income tax rate	117.4%	(30.5)%
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
Our effective tax rate for the three months ended December 31, 2025 was 117.4% compared to negative 30.5% for the three months ended December 31, 2024. Consequently, our provision for income taxes for the three months ended December 31, 2025 was $35.3 million, a net change of $29.6 million from a provision for income taxes of $5.7 million for the three months ended December 31, 2024. This difference was attributable to the tax impacts of foreign valuation allowances, stock-based compensation, research credits, and our composition of jurisdictional earnings.

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
Note 14. Long-Term Debt
Long-term debt consisted of the following (in thousands):

December 31, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	75,000	(1,460)	(5,571)	67,969
2028 Notes	7/1/2028	1.50%	1.91%	105,000	—	(1,045)	103,955
Total debt				$180,000	$(1,460)	$(6,616)	171,924
Less: current portion of long-term debt							—
Total long-term debt							$171,924

September 30, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	87,500	(1,862)	(7,106)	78,532
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,339)	121,161
Total debt				$210,000	$(1,862)	$(8,445)	199,693
Less: current portion of long-term debt							—
Total long-term debt							$199,693
The following table summarizes the maturities of our borrowing obligations as of December 31, 2025 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	105,000	75,000	180,000
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$105,000	$75,000	$180,000
Less: unamortized discount and issuance costs	(1,045)	(7,031)	(8,076)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$103,955	$67,969	$171,924
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
During the three months ended December 31, 2025, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million. The gain was calculated by subtracting the net carrying amount of the repurchased notes from the reacquisition price in accordance with ASC 470-50. The net carrying amount of the repurchased notes was calculated by allocating debt discount and issuance costs on a pro rata basis between amounts applicable to the 2025 Modified Notes and the 2028 Notes.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2025, the carrying amount of the 2025 Modified Notes was $68.0 million, net of unamortized costs of $7.0 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2025, the carrying amount of the 2028 Notes was $104.0 million and had unamortized issuance costs of $1.0 million. As of December 31, 2025, the 2028 Notes were not convertible. As of December 31, 2025 and September 30, 2025, the if-converted value of the 2028 Notes was $77.4 million and $85.0 million, respectively, less than its principal amount.
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
The interest expense recognized related to the Notes for the three months ended December 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Contractual interest expense	$784	$1,425
Amortization of debt discount	158	265
Amortization of issuance costs	721	1,281
Total interest expense related to the Notes	$1,663	$2,971
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
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of December 31, 2025 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2025 and 2024 was none and $0.4 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2025. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including, but not limited to, information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs, macroeconomic conditions, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the United States or actions taken by other countries in response, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, litigation, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended December 31, 2025 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.
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
The condensed consolidated balance sheet data as of September 30, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended December 31, 2025 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2026.
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
For the three months ended December 31, 2025 as compared to the three months ended December 31, 2024:
•Total revenue increased by $64.2 million, or 126.1%, to $115.1 million from $50.9 million.
•Operating margin increased 58.7 percentage points to positive 25.5% from negative 33.3%.
•Cash provided by operating activities was $37.9 million, an increase of $28.6 million, or 309.5%, from cash provided by operating activities of $9.3 million.

Operating Results
The following table shows the Condensed Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Revenues:
License	$87,758	$22,725
Connected services	14,532	13,707
Professional services	12,786	14,464
Total revenues	115,076	50,896
Cost of revenues:
License	1,323	1,782
Connected services	4,911	6,311
Professional services	9,492	9,731
Total cost of revenues	15,726	17,824
Gross profit	99,350	33,072
Operating expenses:
Research and development	24,701	20,869
Sales and marketing	5,557	4,766
General and administrative	31,987	12,754
Amortization of intangible assets	—	554
Restructuring and other costs, net	7,794	11,062
Total operating expenses	70,039	50,005
Income (loss) from operations	29,311	(16,933)
Interest income	865	1,437
Interest expense	(1,665)	(3,393)
Other income, net	1,550	272
Income (loss) before income taxes	30,061	(18,617)
Provision for income taxes	35,300	5,671
Net loss	$(5,239)	$(24,288)
Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components and revenue associated with the licensing of our Intellectual Property or “IP”. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. Going forward, we will continue to assess the levels of fixed license contracts and make adjustments, as necessary. The timing and amount of revenue recognized from IP or patent licensing depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements could include, without limitation, performance obligations related to consideration for past patent royalties, patent licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term on a when-and-if basis. Such licenses could be fixed and non-refundable in nature and/or variable over time. Certain components of revenue recognized with respect to IP license agreements may require the use of estimates, which may be significant. Related revenue is recognized at the point in time when the software and technology is made available to the customer and control is transferred and, if applicable, according to usage. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage and costs associated with our Cerence Link product.
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
Total other expense, net consists primarily of foreign exchange gains (losses), interest income and interest expense related to the Notes.
We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which has experienced production delays and slowdowns. Volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and related policies also has resulted in increased pricing pressure from customers and delays in program timelines. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to make efforts to streamline our operations, and we continue to focus on our cost management and have taken, and expect to continue to take, cost reduction actions, which may result in additional restructuring costs. In particular, in September 2025, we announced the 2025 Plan intended to streamline certain foreign operations. In August 2024, we announced the 2024 Plan intended to reduce operating expenses and position us for profitable growth. The implementation of the 2024 Plan was substantially complete by the end of the first quarter of fiscal year 2025 and is formally concluded as of December 31, 2025. The implementation of the 2025 Plan was substantially completed during the three months ended December 31, 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the first quarter of fiscal year 2026 in certain cases. The charges that we expect to incur from the implementation of the 2025 Plan are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses and charges may differ materially from the estimates disclosed above. For additional details, refer to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,				% Change
	2025	% of Total	2024	% of Total	2025 vs. 2024
License	$87,758	76.3%	$22,725	44.6%	286.2%
Connected services	14,532	12.6%	13,707	26.9%	6.0%
Professional services	12,786	11.1%	14,464	28.4%	(11.6)%
Total revenues	$115,076		$50,896		126.1%
Total revenues for the three months ended December 31, 2025 were $115.1 million, an increase of $64.2 million, or 126.1%, from $50.9 million for the three months ended December 31, 2024. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of one-time revenue. Additional increases in revenue were attributable to higher volume of both license volumes and connected services, and an increase of $7.8 million of fixed contracts.
License Revenue
License revenue for the three months ended December 31, 2025 was $87.8 million, an increase of $65.0 million, or 286.2%, from $22.7 million for the three months ended December 31, 2024. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of one-time revenue, recognized in accordance with ASC 606. The additional increase in license revenue was primarily driven by a $7.8 million increase in fixed contracts and a $7.8 million increase in variable license revenue due to higher volume of licensing royalties. As a percentage of total revenues, license revenue increased 31.6 percentage points from 44.6% for the three months ended December 31, 2024 to 76.3% for the three months ended December 31, 2025.
Connected Services Revenue
Connected services revenue for the three months ended December 31, 2025 was $14.5 million, an increase of $0.8 million, or 6.0%, from $13.7 million for the three months ended December 31, 2024. This increase was primarily driven by higher reported volumes. As a percentage of total revenues, connected services revenue decreased by 14.3 percentage points from 26.9% for the three months ended December 31, 2024 to 12.6% for the three months ended December 31, 2025.
Professional Services Revenue
Professional services revenue for the three months ended December 31, 2025 was $12.8 million, a decrease of $1.7 million, or 11.6%, from $14.5 million for the three months ended December 31, 2024. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue decreased by 17.3 percentage points from 28.4% for the three months ended December 31, 2024 to 11.1% for the three months ended December 31, 2025.

Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
License	$1,323	$1,782	(25.8%)
Connected services	4,911	6,311	(22.2)%
Professional services	9,492	9,731	(2.5)%
Total cost of revenues	$15,726	$17,824	(11.8)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
License	$86,435	$20,943	312.7%
Connected services	9,621	7,396	30.1%
Professional services	3,294	4,733	(30.4)%
Total gross profit	$99,350	$33,072	200.4%
Total cost of revenues for the three months ended December 31, 2025 were $15.7 million, a decrease of $2.1 million, or 11.8%, from $17.8 million for the three months ended December 31, 2024.
We experienced an increase in total gross profit of $66.3 million, or 200.4%, from $33.1 million for the three months ended December 31, 2024 to $99.4 million for the three months ended December 31, 2025. The increase was primarily driven by the Samsung patent license revenue.
Cost of License Revenue
Cost of license revenue for the three months ended December 31, 2025 was $1.3 million, a decrease of $0.5 million, or 25.8%, from $1.8 million for the three months ended December 31, 2024. Cost of license revenues decreased due to lower hardware costs attributable to decreased volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue decreased by 1.6 percentage points from 10.0% for the three months ended December 31, 2024 to 8.4% for the three months ended December 31, 2025.
License gross profit increased by $65.5 million, or 312.7%, for the three months ended December 31, 2025 when compared to the three months ended December 31, 2024, primarily driven by the Samsung patent license revenue.
Cost of Connected Services Revenue
Cost of connected services revenue for the three months ended December 31, 2025 was $4.9 million, a decrease of $1.4 million, or 22.2%, from $6.3 million for the three months ended December 31, 2024. Cost of connected services revenue decreased primarily due to a $1.0 million decrease associated with lower amortization expense of capitalized project costs and lower overall in-period deferrals of project delivery costs, a $0.3 million reduction in internal allocated labor, and a $0.1 million decrease in our cloud infrastructure costs. As a percentage of total cost of revenues, cost of connected services revenue decreased by 4.2 percentage points from 35.4% for the three months ended December 31, 2024 to 31.2% for the three months ended December 31, 2025.
Connected services gross profit increased $2.2 million, or 30.1%, from $7.4 million for the three months ended December 31, 2024 to $9.6 million for the three months ended December 31, 2025, primarily due to higher reported volumes resulting in increased revenue, and lower overall costs associated with the delivery of connected services.

Cost of Professional Services Revenue
Cost of professional services revenue for the three months ended December 31, 2025 was $9.5 million, a decrease of $0.2 million, or 2.5%, from $9.7 million for the three months ended December 31, 2024. Cost of professional services revenue decreased primarily due a $0.3 million decrease in third-party contractor costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 5.8 percentage points from 54.6% for the three months ended December 31, 2024 to 60.4% for the three months ended December 31, 2025.
Professional services gross profit decreased $1.4 million, or 30.4%, from $4.7 million for the three months ended December 31, 2024 to $3.3 million for the three months ended December 31, 2025, which was primarily due to a decrease in related revenues.
R&D Expenses
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Research and development	$24,701	$20,869	18.4%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended December 31, 2025 were $24.7 million, an increase of $3.8 million, or 18.4%, from $20.9 million for the three months ended December 31, 2024. The increase was primarily attributable to $2.1 million of international tax credit catch-ups recorded in three months ended December 31, 2024 which did not recur in three months ended December 31, 2025, a $0.9 million increase in employee compensation costs, a $0.4 million increase in third-party contractor costs, and a $0.4 million increase in depreciation and amortization related to facilities and equipment required to support our AI infrastructure. As a percentage of total operating expenses, R&D expenses decreased by 6.5 percentage points from 41.7% for the three months ended December 31, 2024 to 35.3% for the three months ended December 31, 2025.
Sales & Marketing Expenses
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Sales and marketing	$5,557	$4,766	16.6%
Sales and marketing expenses for the three months ended December 31, 2025 were $5.6 million, an increase of $0.8 million, or 16.6%, from $4.8 million for the three months ended December 31, 2024. This increase was primarily driven by stock-based compensation expense of $0.3 million and other employee compensation costs of $0.3 million. As a percentage of total operating expenses, sales and marketing expenses decreased by 1.6 percentage points from 9.5% for the three months ended December 31, 2024 to 7.9% for the three months ended December 31, 2025.
General & Administrative Expenses
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
General and administrative	$31,987	$12,754	150.8%
General and administrative expenses for the three months ended December 31, 2025 were $32.0 million, an increase of $19.2 million, or 150.8%, from $12.8 million for the three months ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to a $20.8 million increase in legal professional services driven by costs related to the Samsung IP license agreement. As a percentage of total operating expenses, general and administrative expenses increased by 20.2 percentage points from 25.5% for the three months ended December 31, 2024 to 45.7% for the three months ended December 31, 2025.
Amortization of Intangible Assets
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Operating expense	—	554	(100.0)%
Total amortization	$—	$554	(100.0)%
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
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.1 percentage points from 1.1% for the three months ended December 31, 2024 as compared to zero percent for the three months ended December 31, 2025.
Other Components of Operating Expense
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Restructuring and other costs, net	$7,794	$11,062	(29.5)%
Fiscal Year 2026
For the three months ended December 31, 2025, we recorded restructuring and other costs, net of $7.8 million, which included a $7.5 million charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and $0.1 million relating to our transformation initiatives and other one-time charges.
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
As a percentage of total operating expenses, restructuring and other costs, net decreased by 11.0 percentage points from 22.1% for the three months ended December 31, 2024 to 11.1% for the three months ended December 31, 2025.

Total Other Income (Expense), Net
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Interest income	$865	$1,437	(39.8)%
Interest expense	(1,665)	(3,393)	(50.9)%
Other income, net	1,550	272	469.9%
Total other income (expense), net	$750	$(1,684)	(144.5)%
Total other income (expense), net for the three months ended December 31, 2025 was income of $0.8 million, a change of $2.4 million from $1.7 million of expense for the three months ended December 31, 2024. The decrease in interest income was primarily attributable to lower balances of marketable securities and a generally lower interest rate environment when compared to the three months ended December 31, 2024. The decrease in interest expense was primarily attributable to a lower applicable interest rate on our Notes and a lower overall principal balance outstanding. The change in Other income, net was driven primarily by the gain on debt repurchase of the Notes. For further information, see “Liquidity and Capital Resources” below.
Provision For Income Taxes
Three Months Ended December 31, 2025 Compared with Three Months Ended December 31, 2024

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Provision for income taxes	$35,300	$5,671	522.5%
Effective income tax rate %	117.4%	(30.5)%
Our effective income tax rate for the three months ended December 31, 2025 was positive 117.4%, compared to negative 30.5% for the three months ended December 31, 2024. Our provision for income taxes for the three months ended December 31, 2025 was $35.3 million, a net change of $29.6 million from a provision for income taxes of $5.7 million for the three months ended December 31, 2024. This difference was attributable to the tax impacts of foreign valuation allowances, stock-based compensation, research credits, and our composition of jurisdictional earnings.
Liquidity and Capital Resources
Financial Condition
As of December 31, 2025, we had $94.7 million in cash, cash equivalents, and marketable securities. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities include corporate bonds and government securities.
Sources and Material Cash Requirements
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.
Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $94.7 million of cash, cash equivalents, and marketable securities as of December 31, 2025, we believe that we will be able to meet our liquidity needs over the next 12 months.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
2028 Notes	$—	$105,000	$—	$—	$105,000
Cash interest payable on the 2028 Notes (a)	788	3,150	—	—	3,938
2025 Modified Notes	—	75,000	—	—	75,000
Cash interest payable on the 2025 Modified Notes (a)	563	2,250	—	—	2,813
Operating leases	4,467	10,044	4,159	110	18,780
Financing leases	54	—	—	—	54
Total material cash requirements	$5,871	$195,444	$4,159	$110	$205,584
(a)Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of December 31, 2025.
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
During the three months ended December 31, 2025, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of December 31, 2025, the carrying amount of the 2025 Modified Notes was $68.0 million, net of unamortized costs of $7.0 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of December 31, 2025, the carrying amount of the 2028 Notes was $104.0 million and had unamortized issuance costs of $1.0 million. As of December 31, 2025, the 2028 Notes were not convertible. As of December 31, 2025 and September 30, 2025, the if-converted value of the 2028 Notes was $77.4 million and $85.0 million, respectively, less than its principal amount.
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
The interest expense recognized related to the Notes for the three months ended December 31, 2025 and 2024 was as follows (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Contractual interest expense	$784	$1,425
Amortization of debt discount	158	265
Amortization of issuance costs	721	1,281
Total interest expense related to the Notes	$1,663	$2,971
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
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of December 31, 2025 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
Total interest expense relating to the Senior Credit Facilities for the three months ended December 31, 2025 and 2024 was none and $0.4 million, respectively. Amounts reflect the coupon and accretion of the discount.
Cash Flows
Cash flows from operating, investing and financing activities for the three months ended December 31, 2025 and 2025, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Three Months Ended December 31,		% Change
	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$37,894	$9,254	309.5%
Net cash (used in) provided by investing activities	(1,789)	759	(335.7%)
Net cash used in financing activities	(27,654)	(27,084)	2.1%
Effects of exchange rate changes on cash and cash equivalents	(338)	(311)	8.7%
Net changes in cash and cash equivalents	$8,113	$(17,382)	(146.7)%
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended December 31, 2025 was $37.9 million, a net change of $28.6 million, or 309.5%, from net cash provided by operating activities of $9.3 million for the three months ended December 31, 2024. The change in cash flows were primarily due to:
•An increase of $30.2 million from income before non-cash charges primarily driven by the net impact of the lump sum payment, net of taxes, received from Samsung and related legal expenses;
•A increase of $1.9 million due to favorable changes in working capital primarily related to accrued expenses and other liabilities, accounts receivable, prepaid expenses and other assets; and
•A decrease of $3.5 million from changes in deferred revenue.
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
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities for the three months ended December 31, 2025 was $1.8 million, a net change of $2.5 million, or 335.7%, from $0.8 million of cash provided by investing activities for the three months ended December 31, 2024. The change in cash flows were primarily due to a decrease of $1.6 million related to marketable securities and $0.9 million related to additional capital expenditures.

Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended December 31, 2025 was $27.7 million, a net change of $0.6 million, from cash used in financing activities of $27.1 million for the three months ended December 31, 2024. The change in cash flows were primarily due to:
•An increase of $27.6 million in principal payments for long-term debt;
•A decrease of $27.0 million in principal payments for short-term debt;
•An increase of $6.1 million in proceeds from the issuance of our common stock; and
•An increase of $6.2 million in payments of tax related withholdings due to the net settlement of equity awards.
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
We believe that our critical accounting estimates are those related to revenue recognition; allowance for credit losses; accounting for deferred costs; accounting for internally developed software; the valuation of goodwill and intangible assets; accounting for stock-based compensation; accounting for income taxes; accounting for convertible debt; and loss contingencies. We believe these estimates are critical because they most significantly affect the portrayal of our financial condition and results of operations and involve our most complex and subjective estimates and judgments. A discussion of our critical accounting estimates may be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Estimates” and below.
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
We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $9.5 million at December 31, 2025. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $1.0 million at December 31, 2025. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents. As of December 31, 2025, we held approximately $92.1 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.3 million per annum, based on December 31, 2025 reported balances.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On October 24, 2025, plaintiffs moved to certify the class, and that motion is fully briefed. On November 3, 2025, plaintiffs moved to stay the Federal Court case pending the Circuit Court’s ruling on class certification. On December 10, 2025, Cerence filed a Motion for Summary Judgment as to Plaintiff Vincenzo Allan on the basis that he did not use Cerence’s technology during the relevant period, as well as a Motion to Exclude Testimony of Plaintiffs’ class certification expert. Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
Samsung Electronics Co. Ltd and Samsung Electronics America, Inc.
On October 13, 2023, Cerence filed its first patent infringement complaint against Samsung alleging infringement of five Cerence patents (“Samsung I”). On March 15, 2024, Cerence filed its second patent infringement complaint against Samsung alleging infringement of four additional Cerence patents (“Samsung II”). In its responsive pleading to Samsung II on July 10, 2024, Samsung asserted counterclaims, alleging infringement of U.S. Patent Nos. 10,395,657; 10,720,162; 11,823,682; and 9,583,103 against the Cerence Assistant. Samsung sought damages, including trebled damages, and its costs and fees. On October 28, 2025, Samsung and Cerence resolved these disputes by entering into a cross-license agreement, which, among other things, resulted in Samsung agreeing to pay Cerence a one-time lump sum payment in the total amount of $49.5 million, which payment was received, net of tax, during the three months ended December 31, 2025, and the entirety of which was recorded as license revenue in accordance with ASC 606 during the three months ended December 31, 2025, consistent with the Company’s revenue recognition policy. The cross-license agreement requires that each party is responsible for bearing their own costs for any associated legal fees incurred as a result of the alleged complaints and negotiations resulting in the dispute resolution. As a result, our final receipt of the one-time lump-sum payment resulted in us incurring approximately $20.7 million in legal fees, included in General and administrative expenses, which were paid in full during the three months ended December 31, 2025.
IP Enforcement Actions
From time to time, we may need to file actions to enforce our intellectual property rights. As of the date of this report, we have filed the following pending actions: (1) a complaint against Apple Inc. in the United States District Court for the Western District of Texas for patent infringement and seeking damages for such infringement; (2) a complaint with the United States International Trade Commission (ITC) against Sony Group Corporation ("Sony") and TCL Technology Group Corporation ("TCL") to block the importation of products infringing the Company's patents; (3) complaints against both Sony and TCL in the United States District Court for the Eastern District of Texas seeking damages for such infringement; and (4) a complaint against Microsoft Corp. and Nuance Communications, Inc. in the United States District Court for the District of Delaware seeking damages for copyright infringement and breach of contract. The potential outcomes of litigation are unpredictable and, as a result, there can be no assurance that we will prevail in any such litigation or, if we prevail, what remedies might be awarded or whether any revenue may be recognized.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 and those described in this Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as updated below, there are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Benefits realized by our intellectual property monetization efforts may result in unpredictable or variable accounting treatments
Any agreements reached or damages awarded to us in connection with our intellectual property monetization efforts are subject to the appropriate application of relevant accounting standards under US GAAP based on the terms and conditions of any future potential agreement to license our IP. Our historical accounting treatment of such receipts and application of the relevant accounting standards may not be indicative of how future benefits may be accounted for. The revenue we may recognize from licenses,settlements or judgments in our favor may have a one-time effect of increasing revenue in the applicable period as required under applicable accounting standards, which may make comparisons with prior and future periods more difficult. For example, we recognized $49.5 million of revenue associated with the settlement of our litigation and IP license with Samsung and a one-time lump sum payment in connection therewith during the first quarter of fiscal year 2026.
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
During the three-month period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Item 6. Exhibits.
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Index #	Exhibit Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certification of Incorporation of Cerence Inc.		8-K	001-39030	3.1	October 2, 2019
3.2	Second Amended and Restated By-laws of Cerence Inc.		8-K	001-39030	3.1	May 4, 2023
3.3	Amendment No. 1 to Second Amended and Restated By-laws of Cerence Inc.		10-Q	001-39030	3.3	May 7, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cerence Inc.

Date: February 4, 2026	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2026	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)