Form 10-Q
period 2026-03-31
Cerence Inc.
filed 2026-05-07
CIK 1768267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 45,187,809 shares of common stock, $0.01 par value per share, outstanding.

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
•volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and other policies implemented by the administration in the United States or actions taken by other countries in response and automotive production curtailment or delays related thereto or other changes in law and regulation applicable to us;
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
•our inability to successfully develop and drive adoption of new products;
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
•risks and challenges posed by the development and use of artificial intelligence, including, but not limited to, changes to the terms of use or licensing conditions for open source software embedded in our products could require us to suspend distribution, re-engineer or replace affected software, and/or delay patches and releases, which could disrupt customer operations and/or our ability to meet support, uptime, and delivery requirements;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
License	$37,577	$51,460	$125,335	$74,185
Connected services	15,310	12,648	29,843	26,355
Professional services	11,305	13,902	24,091	28,366
Total revenues	64,192	78,010	179,269	128,906
Cost of revenues:
License	1,606	2,432	2,929	4,214
Connected services	5,043	4,979	9,954	11,290
Professional services	10,247	10,418	19,739	20,149
Total cost of revenues	16,896	17,829	32,622	35,653
Gross profit	47,296	60,181	146,647	93,253
Operating expenses:
Research and development	30,298	23,332	54,999	44,201
Sales and marketing	6,519	4,930	12,076	9,696
General and administrative	12,796	11,199	44,783	23,953
Amortization of intangible assets	—	536	—	1,090
Restructuring and other costs, net	127	2,832	7,921	13,894
Total operating expenses	49,740	42,829	119,779	92,834
(Loss) income from operations	(2,444)	17,352	26,868	419
Interest income	655	918	1,520	2,355
Interest expense	(1,477)	(2,716)	(3,142)	(6,109)
Other income, net	288	499	1,837	771
(Loss) income before income taxes	(2,978)	16,053	27,083	(2,564)
(Benefit from) provision for income taxes	(4,651)	(5,603)	30,649	68
Net income (loss)	$1,673	$21,656	$(3,566)	$(2,632)
Net income (loss) per share:
Basic	$0.04	$0.50	$(0.08)	$(0.06)
Diluted	$0.04	$0.46	$(0.08)	$(0.06)
Weighted-average common shares outstanding:
Basic	45,095	43,223	45,023	43,059
Diluted	46,899	51,530	45,023	43,059
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Net income (loss)	$1,673	$21,656	$(3,566)	$(2,632)
Other comprehensive loss:
Foreign currency translation adjustments	(846)	972	(1,130)	(2,877)
Pension adjustments, net	(23)	(5)	(34)	(8)
Net unrealized (losses) gains on available-for-sale securities	(4)	4	(8)	(17)
Total other comprehensive (loss) income	(873)	971	(1,172)	(2,902)
Comprehensive income (loss)	$800	$22,627	$(4,738)	$(5,534)
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,260	$84,017
Marketable securities	—	3,433
Accounts receivable, net of allowances of $58 and $68 as of March 31, 2026 and September 30, 2025, respectively	63,606	58,937
Deferred costs	4,482	4,481
Prepaid expenses and other current assets	27,956	39,889
Total current assets	204,304	190,757
Property and equipment, net	33,982	35,761
Deferred costs	13,606	15,501
Operating lease right of use assets	13,876	16,762
Goodwill	296,864	299,003
Deferred tax assets	37,238	54,207
Other assets	17,081	18,600
Total assets	$616,951	$630,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,519	$901
Deferred revenue	57,223	51,865
Short-term operating lease liabilities	4,104	4,344
Accrued expenses and other current liabilities	38,480	44,080
Total current liabilities	107,326	101,190
Long-term debt	172,686	199,693
Deferred revenue, net of current portion	141,335	140,021
Long-term operating lease liabilities	10,731	13,083
Other liabilities	26,328	25,928
Total liabilities	458,406	479,915
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 45,170 and 43,374 shares issued and outstanding as of March 31, 2026 and September 30, 2025, respectively	451	434
Accumulated other comprehensive loss	(26,641)	(25,469)
Additional paid-in capital	1,128,755	1,116,165
Accumulated deficit	(944,020)	(940,454)
Total stockholders' equity	158,545	150,676
Total liabilities and stockholders' equity	$616,951	$630,591
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	45,016	$450	$1,121,452	$(945,693)	$(25,768)	$150,441
Net income	—	—	—	1,673	—	1,673
Other comprehensive loss	—	—	—	—	(873)	(873)
Issuance of common stock	154	1	561	—	—	562
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	6,755	—	—	6,755
Balance at March 31, 2026	45,170	$451	$1,128,755	$(944,020)	$(26,641)	$158,545

Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	42,988	$430	$1,096,085	$(946,028)	$(29,785)	$120,702
Net income	—	—	—	21,656	—	21,656
Other comprehensive income	—	—	—	—	971	971
Issuance of common stock	265	3	808	—	—	811
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(802)	—	—	(802)
Stock-based compensation	—	—	5,931	—	—	5,931
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$149,269

Six Months Ended March 31, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2025	43,374	434	1,116,165	(940,454)	(25,469)	150,676
Net loss	—	—	—	(3,566)	—	(3,566)
Other comprehensive loss	—	—	—	—	(1,172)	(1,172)
Issuance of common stock	1,799	17	8,044	—	—	8,061
Common stock repurchases for tax withholdings for net settlement of equity awards	(3)	—	(7,554)	—	—	(7,554)
Stock-based compensation	—	—	12,100	—	—	12,100
Balance at March 31, 2026	45,170	$451	$1,128,755	$(944,020)	$(26,641)	$158,545

Six Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	$419	$1,088,330	$(921,740)	$(25,912)	$141,097
Net loss	—	—	—	(2,632)	—	(2,632)
Other comprehensive loss	—	—	—	—	(2,902)	(2,902)
Issuance of common stock	1,331	14	2,161	—	—	2,175
Common stock repurchases for tax withholdings for net settlement of equity awards	(2)	—	(2,171)	—	—	(2,171)
Stock-based compensation	—	—	13,702	—	—	13,702
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$149,269
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,566)	$(2,632)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	4,975	5,793
Provision for credit loss reserve	(10)	208
Stock-based compensation	12,100	13,702
Non-cash interest expense	1,644	3,348
Gain on debt extinguishment	(1,051)	(327)
Deferred tax provision (benefit)	17,160	(4,271)
Unrealized foreign currency transaction losses	302	345
Other, net	598	(33)
Changes in operating assets and liabilities:
Accounts receivable	(9,149)	(8,029)
Prepaid expenses and other assets	16,887	25,250
Deferred costs	1,544	2,041
Accounts payable	6,489	2,492
Accrued expenses and other liabilities	(5,456)	(23,532)
Deferred revenue	9,534	10,365
Net cash provided by operating activities	52,001	24,720
Cash flows from investing activities:
Capital expenditures	(2,731)	(3,703)
Sale and maturities of marketable securities	3,425	3,493
Other investing activities	(816)	(716)
Net cash used in investing activities	(122)	(926)
Cash flows from financing activities:
Principal payments of long-term debt	(27,600)	—
Principal payments of short-term debt	—	(26,964)
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,554)	(2,171)
Principal payment of lease liabilities arising from a finance lease	(12)	(229)
Proceeds from the issuance of common stock	8,061	2,175
Net cash used in financing activities	(27,105)	(27,189)
Effects of exchange rate changes on cash and cash equivalents	(531)	(722)
Net change in cash and cash equivalents	24,243	(4,117)
Cash and cash equivalents at beginning of period	84,017	121,485
Cash and cash equivalents at end of period	$108,260	$117,368
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,333	$3,105
Cash paid for interest	$1,575	$3,077
Supplemental cash flow disclosures from non-cash investing activities:
Fixed asset additions included in accounts payable and other current liabilities	$78	$—
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
The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Stock-Based Compensation
We grant equity awards to certain employees which include restricted stock unit awards in accordance with provisions of the Cerence 2019 Equity Incentive Plan (“Equity Incentive Plan”).
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

Certain of our performance-based restricted stock unit awards contain performance conditions that are contingent upon the achievement of strategic milestones within a specified time frame, in addition to a service-based vesting condition. The number of performance-based restricted stock units that ultimately vest varies based on the level of achievement of the performance condition. Due to the nature of these performance conditions, which are subject to significant external contingencies and uncertainties, the performance condition generally cannot be deemed probable until the milestone is substantially assured of completion. If and when the performance condition is deemed probable, a cumulative catch-up of compensation cost is recognized in the period of such determination, with remaining unrecognized cost recognized over any remaining requisite service period, based on the grant-date fair value at the probable achievement level. If the performance condition is not met within the specified time frame, the awards expire unvested and any previously recognized compensation cost is reversed. Management reassesses the probability of achievement at each reporting date.
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 13.7% and 12.9% of our Accounts receivable, net balance at March 31, 2026. One customer accounted for 11.3% of our Accounts receivable, net balance at September 30, 2025.
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
The change in the allowance for credit losses for the six months ended March 31, 2026 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2025	$68
Credit loss provision	—
Write-offs, net of recoveries	(9)
Effect of foreign currency translation	(1)
Balance as of March 31, 2026	$58
Inventory
Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of March 31, 2026 and September 30, 2025, inventory was $1.0 million and $1.1 million, respectively.
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
The timing and amount of revenue recognized from IP or patent licensing relating to technology developed and commercialized in the ordinary course of our business depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements could include, without limitation, performance obligations related to consideration for past patent royalties, patent licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term on a when-and-if basis. Such licenses could be fixed and non-refundable in nature and/or variable over time. Certain components of revenue recognized with respect to IP license agreements may require the use of estimates, which may be significant. Related revenue is recognized at the point in time when the software and technology is made available to the customer and control is transferred and, if applicable, according to usage. Revenues relating to IP licensing accounted for $49.5 million, or 27.6% of total revenues for the six months ended March 31, 2026. As a component of License revenues, IP licensing revenues represented 39.5% of License revenues for the six months ended March 31, 2026. There were no revenues relating to IP licensing during the three months ended March 31, 2026. Additionally, there were no revenues relating to IP licensing during the three and six months ended March 31, 2025.

(a)Disaggregated Revenue
Revenues, classified by the major geographic region in which our customers are located, for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
United States	$9,194	$9,348	$17,810	$18,796
Other Americas	262	450	600	647
Germany	23,941	19,698	43,850	39,107
Other Europe, Middle East and Africa	7,276	5,610	15,225	11,153
Japan	5,425	18,501	18,477	24,458
Other Asia-Pacific	18,094	24,403	83,307	34,745
Total revenues	$64,192	$78,010	$179,269	$128,906
For the three and six months ended March 31, 2026, revenues within Korea were $8.9 million and $66.3 million, respectively, which were more than 10% of total revenues. For the three and six months ended March 31, 2026, revenues within China were $6.4 million and $12.0 million, respectively, which were less than 10% of total revenues.
Revenues relating to four customers accounted for $7.8 million, or 12.1%, $7.3 million, or 11.3%, $7.2 million, or 11.2%, and $6.5 million, or 10.2%, of revenues for the three months ended March 31, 2026. Revenues relating to one customer accounted for $49.5 million, or 27.6%, of revenues for the six months ended March 31, 2026.
Revenues relating to two customers accounted for $13.4 million, or 17.1%, and $8.1 million, or 10.4%, of revenues for the three months ended March 31, 2025. Revenues relating to two customers accounted for $14.6 million, or 11.3%, and $14.1 million, or 10.9%, of revenues for the six months ended March 31, 2025.
(b)Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of March 31, 2026 and September 30, 2025, we had $4.5 million and $5.3 million of contract acquisition costs, respectively. We had amortization expense of $0.5 million and $0.6 million related to these costs during the three months ended March 31, 2026 and 2025, respectively, and amortization expense of $0.9 million and $1.2 million related to these costs during the six months ended March 31, 2026 and 2025, respectively. There was no impairment related to contract acquisition costs.
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
We had amortization expense of $1.0 million and $1.1 million related to these costs during the three months ended March 31, 2026 and 2025, respectively, and $1.9 million and $3.5 million related to these costs during the six months ended March 31, 2026 and 2025, respectively. There was no impairment related to contract costs capitalized.
(d)Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net at their net estimated realizable value. Accounts receivable, net as of March 31, 2026 and September 30, 2025 was $63.6 million and $58.9 million, respectively. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.
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

Contract assets
Balance as of September 30, 2025	$13,978
Revenues recognized but not billed	15,173
Amounts reclassified to Accounts receivable, net	(19,610)
Effect of foreign currency translation	(429)
Balance as of March 31, 2026	$9,112
Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2025	$191,886
Amounts billed but not recognized	34,100
Revenue recognized	(43,664)
Effect of foreign currency translation	2,892
Balance as of March 31, 2026	$198,558
(e) Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at March 31, 2026 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$85,145	$116,881	$33,616	$235,642
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

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands, except per share data	2026	2025	2026	2025
Numerator:
Net income (loss)	$1,673	$21,656	$(3,566)	$(2,632)
Interest on the Notes, net of tax	—	2,093	—	—
Net income (loss) - diluted	$1,673	$23,749	$(3,566)	$(2,632)

Denominator:
Weighted average common shares outstanding - basic	45,095	43,223	45,023	43,059
Dilutive effect of restricted stock awards	531	1,481	—	—
Dilutive effect of contingently issuable stock awards	1,273	62	—	—
Dilutive effect of the Notes	—	6,764	—	—
Weighted average common shares outstanding - diluted	46,899	51,530	45,023	43,059

Net income (loss) per common share:
Basic	$0.04	$0.50	$(0.08)	$(0.06)
Diluted	$0.04	$0.46	$(0.08)	$(0.06)
We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and six months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Six Months Ended March 31,
in thousands	2026	2025	2026	2025
Restricted stock unit awards	—	—	1,059	—
Contingently issuable stock awards	—	—	1,199	92
Conversion option of our Notes	4,420	—	4,781	7,099
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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	March 31, 2026
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $30,224 at cost (a)	$30,224	$30,224	$—
Level 2:
Time deposits, $4,790 at cost (a)	4,790	4,790	—
Convertible debt, $— at cost (c)	788	—	—
Total assets	$35,802	$35,014	$—

	September 30, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $20,898 at cost (a)	$20,898	$20,898	$—
Level I Government Securities, $1,003 at cost (b)	1,006	—	1,006
Corporate bonds, $2,017 at cost (b)	2,022	—	2,022
Level 2:
Level II Government Securities, $405 at cost (b)	405	—	405
Time deposits, $3,040 at cost (a)	3,040	3,040	—
Convertible debt, $— at cost (c)	770	—	—
Total assets	$28,141	$23,938	$3,433
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
During the three and six months ended March 31, 2026 and 2025, unrealized gains related to our marketable securities were immaterial within Accumulated other comprehensive loss.
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
Long-term debt
The estimated fair value of our Long-term debt is determined by Level 1 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2026 and September 30, 2025, the estimated fair value of our Notes was $156.8 million and $174.2 million, respectively. The Notes are recorded at face value less unamortized discount and transaction costs on our Condensed Consolidated Balance Sheets.
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
Investments without readily determinable fair values were $2.6 million as of March 31, 2026 and September 30, 2025. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and six months ended March 31, 2026 and 2025.
Note 6. Derivative Financial Instruments
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of March 31, 2026 and September 30, 2025, the total notional amount of forward contracts was $2.7 million and $16.7 million, respectively. As of March 31, 2026 and September 30, 2025, the weighted-average remaining maturity of these instruments was approximately 7.5 and 6.0 months, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of March 31, 2026 and September 30, 2025 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	March 31, 2026	September 30, 2025
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$16
Foreign currency forward contracts	Accrued expenses and other current liabilities	294	974
Foreign currency forward contracts	Other liabilities	—	97
The following tables display a summary of the loss related to foreign currency forward contracts for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

		Loss recognized in earnings
		Three Months Ended March 31,		Six Months Ended March 31,
Derivatives not designated as hedges	Classification	2026	2025	2026	2025
Foreign currency forward contracts	Other income, net	$(137)	$(888)	$(491)	$(992)
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
The changes in the carrying amount of goodwill for the six months ended March 31, 2026 are as follows (dollars in thousands):

Total
Balance as of September 30, 2025	$299,003
Effect of foreign currency translation	(2,139)
Balance as of March 31, 2026	$296,864

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

Amortization expense related to intangible assets in the aggregate was $0.5 million and $1.1 million for the three and six months ended March 31, 2025, respectively.
Note 8. Leases
We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.
The following table presents certain information related to lease term and incremental borrowing rates for leases as of March 31, 2026 and September 30, 2025:

	March 31, 2026	September 30, 2025
Weighted-average remaining lease term (in months):
Operating leases	49.4	46.9
Finance leases	2.0	3.4
Weighted-average discount rate:
Operating leases	7.1%	7.2%
Finance leases	4.4%	4.4%
The following table presents lease expense for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Finance lease costs:
Amortization of right of use asset	$22	$96	$49	$192
Interest on lease liability	—	2	—	5
Operating lease cost	1,364	1,375	3,308	2,785
Variable lease cost	640	463	708	918
Sublease income	(64)	(54)	(118)	(97)
Total lease cost	$1,962	$1,882	$3,947	$3,803
The following table presents cash payments related to operating and finance leases for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cash payments related to:
Operating leases	$1,461	$1,369	$2,695	$2,709
Finance leases	—	104	12	229
For the three months ended March 31, 2026 and 2025, right of use assets obtained in exchange for lease obligations were less than $0.1 million and $5.9 million, respectively, and less than $0.1 million and $7.9 million for the six months ended March 31, 2026 and 2025, respectively.
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of March 31, 2026 (dollars in thousands):

Year Ending September 30,	Operating Leases	Financing Leases	Total
2026	$2,856	$26	$2,882
2027	5,317	—	5,317
2028	4,561	—	4,561
2029	2,996	—	2,996
2030	1,121	—	1,121
Thereafter	110	—	110
Total future minimum lease payments	$16,961	$26	$16,987
Less effects of discounting	(2,126)	—	(2,126)
Total lease liabilities	$14,835	$26	$14,861
Reported as of March 31, 2026
Short-term lease liabilities	$4,104	$26	$4,130
Long-term lease liabilities	10,731	—	10,731
Total lease liabilities	$14,835	$26	$14,861
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	March 31, 2026	September 30, 2025
Compensation	$18,258	$30,719
Professional fees	6,030	4,657
Cost of revenue related liabilities	3,369	2,007
Sales and other taxes payable	4,465	1,777
Interest payable	675	788
Other	5,683	4,132
Total	$38,480	$44,080

Note 10. Restructuring and Other Costs, Net
Restructuring and other costs, net includes restructuring expenses as well as other charges that are unusual in nature, are the result of unplanned events, and arise outside of the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the six months ended March 31, 2026 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2025	$56	$—	$56	$2,929	$2,985
Restructuring and other costs, net	7,577	253	7,830	91	7,921
Non-cash adjustments	—	(61)	(61)	—	(61)
Cash payments	(7,536)	(192)	(7,728)	(2,933)	(10,661)
Effect of foreign currency translation	(11)	—	(11)	(87)	(98)
Balance at March 31, 2026	$86	$—	$86	$—	$86
The following table sets forth restructuring and other costs, net recognized for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Personnel	$127	$1,774	$7,577	$11,970
Facilities	—	—	253	—
Other	—	1,058	91	1,924
Restructuring and other costs, net	$127	$2,832	$7,921	$13,894
Fiscal Year 2026
For the three months ended March 31, 2026, we recorded restructuring and other costs, net of $0.1 million, related to the elimination of personnel.
For the six months ended March 31, 2026, we recorded restructuring and other costs, net of $7.9 million, which included a $7.6 million charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.1 million charge relating to our transformation initiatives and other one-time charges.
Fiscal Year 2025
For the three months ended March 31, 2025, we recorded restructuring and other costs, net of $2.8 million, which included a $1.8 million charge related to the elimination of personnel and a $1.0 million charge relating to our transformation initiatives.
For the six months ended March 31, 2025, we recorded restructuring and other costs, net of $13.9 million, which included a $12.0 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of our former senior management employees, and a $1.9 million charge relating to our transformation initiatives.
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
Restricted Stock Units
Information with respect to our non-vested restricted stock units for the six months ended March 31, 2026 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2025	4,350,213	2,299,186	6,649,399	$12.99
Granted	1,777,001	895,332	2,672,333	$12.25
Vested	(1,713,796)	(8,729)	(1,722,525)	$15.19
Forfeited	(117,170)	(149,725)	(266,895)	$16.86
Non-vested at March 31, 2026	4,296,248	3,036,064	7,332,312	$11.76
Expected to vest			7,332,312	$11.76	1.48	$46,194
Stock-based Compensation
Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cost of connected services	$69	$76	$122	$129
Cost of professional services	357	481	660	918
Research and development	2,810	2,566	4,815	4,395
Sales and marketing	1,388	887	2,165	1,396
General and administrative	2,131	1,921	4,338	3,901
Restructuring and other costs, net	—	—	—	2,963
	$6,755	$5,931	$12,100	$13,702
During the three months ended March 31, 2026 and 2025, we recorded $1.1 million and $1.0 million, respectively, in stock-based compensation expense attributable to performance-based restricted stock unit awards included in the amounts above. For the six months ended March 31, 2026 and 2025, we recorded $2.0 million and $2.3 million, respectively, in stock-based compensation expense attributable to performance-based restricted stock unit awards included in the amounts above. Stock-based compensation expenses recognized attributable to performance-based restricted stock unit awards are reflective of management's assessment of the probability of achievement of certain performance conditions as of the reporting date.

During the six months ended March 31, 2025, we recorded $2.6 million in stock-based compensation due to the termination of employment of our former CEO and the resulting vesting of certain stock-based awards in Restructuring and other costs, net, and $0.4 million in stock-based compensation due to the termination of employment of a former senior management employee and the resulting vesting of certain stock-based awards in Restructuring and other costs, net.
Note 12. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of March 31, 2026, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On October 24, 2025, plaintiffs moved for class certification (fully briefed), and the Circuit Court held a hearing on May 5, 2026. Additional pending motions include: (i) a federal-court stay request pending the Circuit Court’s class certification decision; (ii) Cerence’s summary judgment motion as to plaintiff Vincenzo Allan; and (iii) Cerence’s motion to exclude plaintiffs’ class certification expert (denied by the Circuit Court; federal ruling pending). Plaintiffs have also sought to stay the federal case (most recently February 13, 2026). Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
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
As of March 31, 2026, our letters of credit in connection with security deposits for facility leases totaled $0.6 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.
Note 13. Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Domestic	$(19,473)	$3,525	$10,500	$(8,300)
Foreign	16,495	12,528	16,583	5,736
(Loss) income before income taxes	$(2,978)	$16,053	$27,083	$(2,564)

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025

Domestic	$(4,046)	$(821)	$16,337	$470
Foreign	(605)	(4,782)	14,312	(402)
(Benefit from) provision for income taxes	$(4,651)	$(5,603)	$30,649	$68
Effective income tax rate	156.2%	(34.9)%	113.2%	(2.7)%
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
Our effective tax rate for the three months ended March 31, 2026 was 156.2% compared to negative 34.9% for the three months ended March 31, 2025. Consequently, our benefit from income taxes for the three months ended March 31, 2026 was $4.7 million, a net change of $1.0 million from a benefit from income taxes of $5.6 million for the three months ended March 31, 2025. This difference was attributable to the tax impacts of foreign income inclusions, stock-based compensation, research credits, and our composition of jurisdictional earnings.
Our effective tax rate for the six months ended March 31, 2026 was 113.2% compared to negative 2.7% for the six months ended March 31, 2025. Consequently, our provision for income taxes for the six months ended March 31, 2026 was $30.6 million, a net change of $30.6 million from a provision for income taxes of $0.1 million for the six months ended March 31, 2025. This difference was attributable to the tax impacts of valuation allowances, stock-based compensation, research credits, and our composition of jurisdictional earnings.
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
Note 14. Long-Term Debt
Long-term debt consisted of the following (in thousands):

March 31, 2026
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	75,000	(1,323)	(5,049)	68,628
2028 Notes	7/1/2028	1.50%	1.91%	105,000	—	(942)	104,058
Total debt				$180,000	$(1,323)	$(5,991)	172,686
Less: current portion of long-term debt							—
Total long-term debt							$172,686

September 30, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	87,500	(1,862)	(7,106)	78,532
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,339)	121,161
Total debt				$210,000	$(1,862)	$(8,445)	199,693
Less: current portion of long-term debt							—
Total long-term debt							$199,693
The following table summarizes the maturities of our borrowing obligations as of March 31, 2026 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	105,000	75,000	180,000
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$105,000	$75,000	$180,000
Less: unamortized discount and issuance costs	(942)	(6,372)	(7,314)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$104,058	$68,628	$172,686
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
During the six months ended March 31, 2026, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million. The gain was calculated by subtracting the net carrying amount of the repurchased notes from the reacquisition price in accordance with ASC 470-50. The net carrying amount of the repurchased notes was calculated by allocating debt discount and issuance costs on a pro rata basis between amounts applicable to the 2025 Modified Notes and the 2028 Notes.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2026, the carrying amount of the 2025 Modified Notes was $68.6 million, net of unamortized costs of $6.4 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2026, the carrying amount of the 2028 Notes was $104.1 million and had unamortized issuance costs of $1.0 million. As of March 31, 2026, the 2028 Notes were not convertible. As of March 31, 2026 and September 30, 2025, the if-converted value of the 2028 Notes was $88.7 million and $85.0 million, respectively, less than its principal amount.
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
The interest expense recognized related to the Notes for the three and six months ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Contractual interest expense	$675	$1,221	$1,459	$2,646
Amortization of debt discount	137	263	295	528
Amortization of issuance costs	626	1,224	1,347	2,505
Total interest expense related to the Notes	$1,438	$2,708	$3,101	$5,679
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
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of March 31, 2026 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
Total interest expense relating to the Senior Credit Facilities for the three months ended March 31, 2026 and 2025 was none for both periods, and for the six months ended March 31, 2026 and 2025 was none and $0.4 million, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2025. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including, but not limited to, information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs, macroeconomic conditions, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the United States or actions taken by other countries in response, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, litigation, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.
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
We generate revenue primarily by selling software or intellectual property (“IP”) licenses embedded in and developed in connection with our operating software platform and cloud-connected services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged on a variable basis for each software instance installed on an automotive head unit. We typically license cloud-connected software components in the form of a service to the vehicle end user, which is paid for in advance. In addition, we generate professional services revenue from our work with our customers during the design, development and deployment phases of the vehicle model lifecycle and through maintenance and enhancement projects. We have existing relationships with nearly all major automotive OEMs or their tier 1 suppliers, and while our customer contracts vary, they generally represent multi-year engagements, giving us some visibility into future revenue; however, such revenue may not materialize as expected due to delays in automobile production, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the administration in the United States or actions taken by other countries in response, automotive production curtailment or delays related thereto, changing customer forecasts, macroeconomic conditions or other factors discussed elsewhere in this Quarterly Report.
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
The condensed consolidated balance sheet data as of September 30, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and six months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2026.
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
For the three months ended March 31, 2026     as compared to the three months ended March 31, 2025:
•Total revenue decreased by $13.8 million, or 17.7%, to $64.2 million from $78.0 million.
•Operating margin decreased 26.1 percentage points to negative 3.8% from positive 22.2%.
•Cash provided by operating activities was $14.1 million, a reduction of $1.4 million, or 8.8%, from cash provided by operating activities of $15.5 million.
For the six months ended March 31, 2026 as compared to the six months ended March 31, 2025:
•Total revenue increased by $50.4 million, or 39.1%, to $179.3 million from $128.9 million.
•Operating margin increased 14.7 percentage points to positive 15.0% from positive 0.3%.
•Cash provided by operating activities was $52.0 million, an increase of $27.3 million, or 110.4%, from cash provided by operating activities of $24.7 million.

Operating Results
The following table shows the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenues:
License	$37,577	$51,460	$125,335	$74,185
Connected services	15,310	12,648	29,843	26,355
Professional services	11,305	13,902	24,091	28,366
Total revenues	64,192	78,010	179,269	128,906
Cost of revenues:
License	1,606	2,432	2,929	4,214
Connected services	5,043	4,979	9,954	11,290
Professional services	10,247	10,418	19,739	20,149
Total cost of revenues	16,896	17,829	32,622	35,653
Gross profit	47,296	60,181	146,647	93,253
Operating expenses:
Research and development	30,298	23,332	54,999	44,201
Sales and marketing	6,519	4,930	12,076	9,696
General and administrative	12,796	11,199	44,783	23,953
Amortization of intangible assets	—	536	—	1,090
Restructuring and other costs, net	127	2,832	7,921	13,894
Total operating expenses	49,740	42,829	119,779	92,834
(Loss) income from operations	(2,444)	17,352	26,868	419
Interest income	655	918	1,520	2,355
Interest expense	(1,477)	(2,716)	(3,142)	(6,109)
Other income, net	288	499	1,837	771
(Loss) income before income taxes	(2,978)	16,053	27,083	(2,564)
(Benefit from) provision for income taxes	(4,651)	(5,603)	30,649	68
Net income (loss)	$1,673	$21,656	$(3,566)	$(2,632)
Our revenue consists primarily of license revenue, connected services revenue and revenue from professional services. License revenue primarily consists of license royalties associated with our edge software components and revenue associated with the licensing of our Intellectual Property or “IP” that underpins and is deployed as part of our products and services. Our edge software components are typically sold under a traditional per unit perpetual software license model, in which a per unit fee is charged for each software instance installed on an automotive head unit. Our contracts contain variable, fixed prepaid or fixed minimum purchase commitment components. Revenue is recognized and cash is collected for variable contracts over the license distribution period. The fixed contracts typically provide the customer with a price discount and can include the conversion of a variable contract that is already in our variable backlog. Revenue for fixed contracts is recognized when the software is made available to the customer, which has typically occurred at the time the contract is signed. Cash is typically expected to be collected for a fixed prepaid deal at the inception of the contract. Cash is expected to be collected for a fixed minimum commitment deal over the license distribution period. Going forward, we will continue to assess the levels of fixed license contracts and make adjustments, as necessary. The timing and amount of revenue recognized from IP or patent licensing relating to technology developed and commercialized in the ordinary course of our business depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements could include, without limitation, performance obligations related to consideration for past patent royalties, patent licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term on a when-and-if basis. Such licenses could be fixed and non-refundable in nature and/or variable over time. Certain components of revenue recognized with respect to IP license agreements may require the use of estimates, which may be significant. Related revenue is recognized at the point in time when the software and technology is made available to the customer and control is transferred and, if applicable, according to usage. See Note 3 to the accompanying unaudited condensed consolidated financial statements for further discussion of our revenue, deferred revenue performance obligations and the timing of revenue recognition. Costs of license revenue primarily consists of third-party royalty expenses for certain external technologies we leverage and costs associated with our Cerence Link product.
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
We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which has experienced production delays and slowdowns. Volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and related policies also has resulted in increased pricing pressure from customers and delays in program timelines. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to make efforts to streamline our operations, and we continue to focus on our cost management and have taken, and expect to continue to take, cost reduction actions, which may result in additional restructuring costs. In particular, in September 2025, we announced the 2025 Plan intended to streamline certain foreign operations. In August 2024, we announced the 2024 Plan intended to reduce operating expenses and position us for profitable growth. The implementation of the 2024 Plan was substantially complete by the end of the first quarter of fiscal year 2025 and was formally concluded as of December 31, 2025. The implementation of the 2025 Plan was substantially completed during the three months ended December 31, 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the second quarter of fiscal year 2026 in certain cases. The charges that we expect to incur from the implementation of the 2025 Plan are subject to a number of assumptions, including legal requirements in various jurisdictions, and actual expenses and charges may differ materially from estimates previously disclosed. For additional details, refer to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,				% Change
	2026	% of Total	2025	% of Total	2026 vs. 2025
License	$37,577	58.5%	$51,460	66.0%	(27.0%)
Connected services	15,310	23.9%	12,648	16.2%	21.0%
Professional services	11,305	17.6%	13,902	17.8%	(18.7)%
Total revenues	$64,192		$78,010		(17.7%)
Total revenues for the three months ended March 31, 2026 were $64.2 million, a decrease of $13.8 million, or 17.7%, from $78.0 million for the three months ended March 31, 2025. Decreases in revenue were attributable to lower fixed license contracts compared to the three months ended March 31, 2025, and lower volume of professional services, partially offset by increased connected services revenue.
License Revenue
License revenue for the three months ended March 31, 2026 was $37.6 million, a decrease of $13.9 million, or 27.0%, from $51.5 million for the three months ended March 31, 2025. The decrease in license revenue was primarily driven by a $15.7 million decrease in fixed contracts, offset by an increase in variable license revenue of $1.9 million, driven primarily by increased volumes reported. As a percentage of total revenues, license revenue decreased 7.4 percentage points from 66.0% for the three months ended March 31, 2025 to 58.5% for the three months ended March 31, 2026.
Connected Services Revenue
Connected services revenue for the three months ended March 31, 2026 was $15.3 million, an increase of $2.7 million, or 21.0%, from $12.6 million for the three months ended March 31, 2025. This increase was primarily driven by continued expansion of our connected installed base. As a percentage of total revenues, connected services revenue increased by 7.6 percentage points from 16.2% for the three months ended March 31, 2025 to 23.9% for the three months ended March 31, 2026.
Professional Services Revenue
Professional services revenue for the three months ended March 31, 2026 was $11.3 million, a decrease of $2.6 million, or 18.7%, from $13.9 million for the three months ended March 31, 2025. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue decreased by 0.2 percentage points from 17.8% for the three months ended March 31, 2025 to 17.6% for the three months ended March 31, 2026.

Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the six months ended March 31, 2026 and 2025 (dollars in thousands):

	Six Months Ended March 31,				% Change
	2026	% of Total	2025	% of Total	2026 vs. 2025
License	$125,335	69.9%	$74,185	57.5%	68.9%
Connected services	29,843	16.6%	26,355	20.4%	13.2%
Professional services	24,091	13.4%	28,366	22.1%	(15.1)%
Total revenues	$179,269		$128,906		39.1%

Total revenues for the six months ended March 31, 2026 were $179.3 million, an increase of $50.4 million, or 39.1%, from $128.9 million for the six months ended March 31, 2025. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of revenue recognized in the applicable period pursuant to ASC 606.
License Revenue
License revenue for the six months ended March 31, 2026 was $125.3 million, an increase of $51.2 million, or 68.9%, from $74.2 million for the six months ended March 31, 2025. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of one-time revenue, recognized in accordance with ASC 606. Other license revenue activity included a $9.6 million increase associated with variable contract revenue attributable to higher reported volumes, partially offset by a $8.0 million decrease in fixed license contracts as the timing of fixed license contracts between quarters differs year over year. As a percentage of total revenues, license revenue increased 12.4 percentage points from 57.5% for the six months ended March 31, 2025 to 69.9% for the six months ended March 31, 2026.
Connected Services Revenue
Connected services revenue for the six months ended March 31, 2026 was $29.8 million, an increase of $3.5 million, or 13.2%, from $26.4 million for the six months ended March 31, 2025. This increase was primarily driven by continued expansion of our connected installed base. As a percentage of total revenues, connected services revenue decreased by 3.8 percentage points from 20.4% for the six months ended March 31, 2025 to 16.6% for the six months ended March 31, 2026.
Professional Services Revenue
Professional service revenue for the six months ended March 31, 2026 was $24.1 million, a decrease of $4.3 million, or 15.1%, from $28.4 million for the six months ended March 31, 2025. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement, other efficiencies in our professional services processes and, in some cases, customers opting to perform these activities internally. As a percentage of total revenues, professional services revenue decreased by 8.7 percentage points from 22.1% for the six months ended March 31, 2025 to 13.4% for the six months ended March 31, 2026.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
License	$1,606	$2,432	(34.0%)
Connected services	5,043	4,979	1.3%
Professional services	10,247	10,418	(1.6)%
Total cost of revenues	$16,896	$17,829	(5.2)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
License	$35,971	$49,028	(26.6%)
Connected services	10,267	7,669	33.9%
Professional services	1,058	3,484	(69.6)%
Total gross profit	$47,296	$60,181	(21.4)%
Total cost of revenues for the three months ended March 31, 2026 were $16.9 million, a decrease of $0.9 million, or 5.2%, from $17.8 million for the three months ended March 31, 2025.
We experienced a decrease in total gross profit of $12.9 million, or 21.4%, from $60.2 million for the three months ended March 31, 2025 to $47.3 million for the three months ended March 31, 2026. The decrease was primarily driven by a decrease in fixed license revenue of $15.7 million.
Cost of License Revenue
Cost of license revenue for the three months ended March 31, 2026 was $1.6 million, a decrease of $0.8 million, or 34.0%, from $2.4 million for the three months ended March 31, 2025. Cost of license revenues decreased due to lower hardware costs attributable to decreased volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue decreased by 4.1 percentage points from 13.6% for the three months ended March 31, 2025 to 9.5% for the three months ended March 31, 2026.
License gross profit decreased by $13.1 million, or 26.6%, for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025, primarily driven by a decrease in fixed license revenue of $15.7 million, offset by an increase in variable license revenue of $1.9 million.
Cost of Connected Services Revenue
Cost of connected services revenue for the three months ended March 31, 2026 was $5.0 million, an increase of $0.1 million, or 1.3%, from $5.0 million for the three months ended March 31, 2025. Cost of connected services revenue increased primarily due to a higher volume of connected service deliveries and related costs incurred of $0.4 million, partially offset by lower labor costs of $0.2 million. As a percentage of total cost of revenues, cost of connected services revenue increased by 1.9 percentage points from 27.9% for the three months ended March 31, 2025 to 29.8% for the three months ended March 31, 2026.
Connected services gross profit increased $2.6 million, or 33.9%, from $7.7 million for the three months ended March 31, 2025 to $10.3 million for the three months ended March 31, 2026, primarily due to our continued expansion of our connected installed base resulting in increased revenue, and similar overall costs associated with the delivery of connected services.

Cost of Professional Services Revenue
Cost of professional services revenue for the three months ended March 31, 2026 was $10.2 million, a decrease of $0.2 million, or 1.6%, from $10.4 million for the three months ended March 31, 2025. Cost of professional services revenue decreased primarily due to a decrease in allocated facilities and infrastructure costs of $0.4 million, offset by an increase in personnel related costs of $0.2 million. As a percentage of total cost of revenues, cost of professional services revenue increased by 2.2 percentage points from 58.4% for the three months ended March 31, 2025 to 60.6% for the three months ended March 31, 2026.
Professional services gross profit decreased $2.4 million, or 69.6%, from $3.5 million for the three months ended March 31, 2025 to $1.1 million for the three months ended March 31, 2026, which was primarily due to a decrease in related revenues.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
License	$2,929	$4,214	(30.5%)
Connected services	9,954	11,290	(11.8)%
Professional services	19,739	20,149	(2.0)%
Total cost of revenues	$32,622	$35,653	(8.5)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
License	$122,406	$69,971	74.9%
Connected services	19,889	15,065	32.0%
Professional services	4,352	8,217	(47.0)%
Total gross profit	$146,647	$93,253	57.3%
Total cost of revenues for the six months ended March 31, 2026 were $32.6 million, a decrease of $3.0 million, or 8.5%, from $35.7 million for the six months ended March 31, 2025.
We experienced an increase in total gross profit of $53.4 million, or 57.3%, from $93.3 million for the six months ended March 31, 2025 to $146.6 million for the six months ended March 31, 2026. The increase was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million revenue recognized in the applicable period pursuant to ASC 606.
Cost of License Revenue
Cost of license revenue for the six months ended March 31, 2026 was $2.9 million, a decrease of $1.3 million, or 30.5%, from $4.2 million for the six months ended March 31, 2025. Cost of license revenue decreased due to lower costs attributable to lower volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue decreased by 2.8 percentage points from 11.8% for the six months ended March 31, 2025 to 9.0% for the six months ended March 31, 2026.
License gross profit increased by $52.4 million, or 74.9%, for the six months ended March 31, 2026 when compared to the six months ended March 31, 2025, primarily due to the increase in license revenues attributable to the IP license agreement with Samsung, as well as increased variable license revenue due to higher reported volumes.

Cost of Connected Services Revenue
Cost of connected services revenue for the six months ended March 31, 2026 was $10.0 million, a decrease of $1.3 million, or 11.8%, from $11.3 million for the six months ended March 31, 2025. Cost of connected services revenue decreased primarily due to a $0.8 million decrease in amortization of costs previously deferred and a $0.5 million decrease in internally allocated labor costs. As a percentage of total cost of revenues, cost of connected services revenue decreased by 1.2 percentage points from 31.7% for the six months ended March 31, 2025 to 30.5% for the six months ended March 31, 2026.
Connected services gross profit increased $4.8 million, or 32.0%, from $15.1 million for the six months ended March 31, 2025 to $19.9 million for the six months ended March 31, 2026, due to the combination of increased connected services revenues and decreased cost of connected services revenues.
Cost of Professional Services Revenue
Cost of professional services revenue for the six months ended March 31, 2026 was $19.7 million, a decrease of $0.4 million, or 2.0%, from $20.1 million for the six months ended March 31, 2025. Decreases were driven by lower direct costs of professional service delivery and lower infrastructure costs, partially offset by higher personnel related costs. As a percentage of total cost of revenues, cost of professional services revenue increased by 4.0 percentage points from 56.5% for the six months ended March 31, 2025 to 60.5% for the six months ended March 31, 2026.
Professional services gross profit decreased $3.9 million, or 47.0%, from $8.2 million for the six months ended March 31, 2025 to $4.4 million for the six months ended March 31, 2026, which was primarily due to the reduction in professional services revenue.
Operating Expenses
The tables below show each component of operating expense. Total other expense, net and (benefit from) provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).
R&D Expenses
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Research and development	$30,298	$23,332	29.9%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended March 31, 2026 were $30.3 million, an increase of $7.0 million, or 29.9%, from $23.3 million for the three months ended March 31, 2025. The increase was primarily attributable to $2.1 million of international tax credit catch-ups recorded in three months ended March 31, 2025 which did not recur in the three months ended March 31, 2026, a $2.2 million increase in personnel related costs, a $1.7 million increase due to lower capitalization of internal-use software development costs, and a $0.8 million increase in amortization of capitalized internal-use software recently placed in service. As a percentage of total operating expenses, R&D expenses increased by 6.4 percentage points from 54.5% for the three months ended March 31, 2025 to 60.9% for the three months ended March 31, 2026.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Research and development	$54,999	$44,201	24.4%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the six months ended March 31, 2026 were $55.0 million, an increase of $10.8 million, or 24.4%, from $44.2 million for the six months ended March 31, 2025. The increase was primarily attributable to $4.4 million of international tax credit catch-ups recorded in six months ended March 31,

2025 which did not recur in the six months ended March 31, 2026, a $3.7 million increase in personnel related costs, a $1.5 million increase due to lower capitalization of internal software development costs, and a $1.0 million increase in amortization of capitalized internal-use software recently placed in service. As a percentage of total operating expenses, R&D expenses decreased by 1.7 percentage points from 47.6% for the six months ended March 31, 2025 to 45.9% for the six months ended March 31, 2026.
Sales & Marketing Expenses
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Sales and marketing	$6,519	$4,930	32.2%
Sales and marketing expenses for the three months ended March 31, 2026 were $6.5 million, an increase of $1.6 million, or 32.2%, from $4.9 million for the three months ended March 31, 2025. This increase was primarily driven by increased employee compensation costs of $1.1 million and a $0.5 million increase in marketing costs associated primarily with trade shows. As a percentage of total operating expenses, sales and marketing expenses increased by 1.6 percentage points from 11.5% for the three months ended March 31, 2025 to 13.1% for the three months ended March 31, 2026.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Sales and marketing	$12,076	$9,696	24.5%
Sales and marketing expenses for the six months ended March 31, 2026 were $12.1 million, an increase of $2.4 million, or 24.5%, from $9.7 million for the six months ended March 31, 2025. The increase in sales and marketing expenses was primarily driven by increased employee compensation costs of $1.7 million and a $0.7 million increase in marketing costs associated primarily with trade shows. As a percentage of total operating expenses, sales and marketing expenses decreased by 0.4 percentage points from 10.4% for the six months ended March 31, 2025 to 10.1% for the six months ended March 31, 2026.
General & Administrative Expenses
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
General and administrative	$12,796	$11,199	14.3%
General and administrative expenses for the three months ended March 31, 2026 were $12.8 million, an increase of $1.6 million, or 14.3%, from $11.2 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily driven by increased legal expenses as we continue our efforts to protect, enforce, and license our intellectual property portfolio. As a percentage of total operating expenses, general and administrative expenses decreased by 0.4 percentage points from 26.1% for the three months ended March 31, 2025 to 25.7% for the three months ended March 31, 2026.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
General and administrative	$44,783	$23,953	87.0%

General and administrative expenses for the six months ended March 31, 2026 were $44.8 million, an increase of $20.8 million, or 87.0%, from $24.0 million for the six months ended March 31, 2025. The increase in general and administrative expenses was primarily attributable to a $20.8 million increase in legal professional services driven by costs related to the Samsung IP license agreement, $2.0 million driven by other increased legal expenses as we continue our efforts to protect, enforce, and license our intellectual property portfolio. These increases were partially offset by lower depreciation of $0.7 million due to one-time acceleration of depreciation for facilities closures recognized during the six months ended March 31, 2025 which did not recur, lower insurance and other infrastructure costs of $0.6 million, and lower personnel related costs of $0.6 million. As a percentage of total operating expenses, general and administrative expenses increased by 11.6 percentage points from 25.8% for the six months ended March 31, 2025 to 37.4% for the six months ended March 31, 2026.
Amortization of Intangible Assets
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Operating expense	—	536	(100.0)%
Total amortization	$—	$536	(100.0)%
Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Customer relationships were fully amortized as of June 30, 2025.
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.3 percentage points from 1.3% for the three months ended March 31, 2025, as compared to zero percent for the three months ended March 31, 2026.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Operating expense	—	1,090	(100.0)%
Total amortization	$—	$1,090	(100.0)%
Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Customer relationships were fully amortized as of June 30, 2025.
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.2 percentage points from 1.2% for the six months ended March 31, 2025 as compared to zero percent for the six months ended March 31, 2026.
Other Components of Operating Expense
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Restructuring and other costs, net	$127	$2,832	(95.5)%
Fiscal Year 2026
For the three months ended March 31, 2026, we recorded restructuring and other costs, net of $0.1 million, related to the elimination of personnel.

Fiscal Year 2025
For the three months ended March 31, 2025, we recorded restructuring and other costs, net of $2.8 million, which included a $1.8 million charge related to the elimination of personnel and a $1.0 million charge relating to our transformation initiatives.
As a percentage of total operating expenses, restructuring and other costs, net decreased by 6.4 percentage points from 6.6% for the three months ended March 31, 2025 to 0.3% for the three months ended March 31, 2026.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Restructuring and other costs, net	$7,921	$13,894	(43.0)%
Fiscal Year 2026
For the six months ended March 31, 2026, we recorded restructuring and other costs, net of $7.9 million, which included a $7.6 million charge related to the elimination of personnel, a $0.3 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.1 million charge relating to our transformation initiatives and other one-time charges.
Fiscal Year 2025
For the six months ended March 31, 2025, we recorded restructuring and other costs, net of $13.9 million, which included a $12.0 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of our former senior management employees, and a $1.9 million charge relating to our transformation initiatives.
As a percentage of total operating expenses, restructuring and other costs, net decreased by 8.4 percentage points from 15.0% for the six months ended March 31, 2025 to 6.6% for the six months ended March 31, 2026.
Total Other (Expense) Income, Net
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Interest income	$655	$918	(28.6)%
Interest expense	(1,477)	(2,716)	(45.6)%
Other income, net	288	499	(42.3)%
Total other (expense) income, net	$(534)	$(1,299)	(58.9)%
Total other (expense) income, net for the three months ended March 31, 2026 was expense of $0.5 million, a change of $0.8 million from $1.3 million of expense for the three months ended March 31, 2025. The decrease in interest income was primarily attributable to a lower balance of cash, cash equivalents and marketable securities, and a lower interest rate environment when compared to the three months ended March 31, 2025. The decrease in interest expense was primarily attributable to a lower overall principal balance outstanding coupled with a lower applicable interest rate on our Notes. The decrease in other income, net was primarily driven by comparatively unfavorable foreign exchange movements. For further information, see “Liquidity and Capital Resources” below.

Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Interest income	$1,520	$2,355	(35.5)%
Interest expense	(3,142)	(6,109)	(48.6)%
Other income, net	1,837	771	138.3%
Total other income (expense), net	$215	$(2,983)	(107.2%)
Total other income (expense), net for the six months ended March 31, 2026 was income of $0.2 million, a change of $3.2 million from $3.0 million of expense for the six months ended March 31, 2025. The decrease in interest income was primarily attributable to a lower balance of cash, cash equivalents and marketable securities, and a lower interest rate environment when compared to the six months ended March 31, 2025. The decrease in interest expense was primarily attributable to a lower overall principal balance outstanding coupled with a lower applicable interest rate on our Notes. The increase in other income, net was driven primarily by the gain on debt repurchase of the Notes during the six months ended March 31, 2026. For further information, see “Liquidity and Capital Resources” below.
Provision For Income Taxes
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
(Benefit from) provision for income taxes	$(4,651)	$(5,603)	(17.0)%
Effective income tax rate %	156.2%	(34.9)%
Our effective income tax rate for the three months ended March 31, 2026 was positive 156.2%, compared to negative 34.9% for the three months ended March 31, 2025. Our benefit from income taxes for the three months ended March 31, 2026 was $4.7 million, a net change of $1.0 million from a benefit from income taxes of $5.6 million for the three months ended March 31, 2025. This difference was attributable to the tax impacts of foreign income inclusions, stock-based compensation, research credits, and our composition of jurisdictional earnings.
Six Months Ended March 31, 2026 Compared with Six Months Ended March 31, 2025

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
(Benefit from) provision for income taxes	$30,649	$68	44972.1%
Effective income tax rate %	113.2%	(2.7)%
Our effective income tax rate for the six months ended March 31, 2026 was 113.2%, compared to negative 2.7% for the six months ended March 31, 2025. Our provision for income taxes for the six months ended March 31, 2026 was $30.6 million, a net change of $30.6 million from a provision for income taxes of $0.1 million for the six months ended March 31, 2025. This difference was attributable to the tax impacts of valuation allowances, stock-based compensation, research credits, and our composition of jurisdictional earnings.
Liquidity and Capital Resources
Financial Condition
As of March 31, 2026, we had $108.3 million in cash and cash equivalents. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities have historically included corporate bonds and government securities. As of March 31, 2026, all marketable securities were fully matured.

Sources and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.
Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $108.3 million of cash and cash equivalents as of March 31, 2026, we believe that we will be able to meet our liquidity needs over the next 12 months.
The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
2028 Notes	$—	$105,000	$—	$—	$105,000
Cash interest payable on the 2028 Notes (a)	788	3,150	—	—	3,938
2025 Modified Notes	—	75,000	—	—	75,000
Cash interest payable on the 2025 Modified Notes (a)	563	2,250	—	—	2,813
Operating leases	2,856	9,878	4,117	110	16,961
Financing leases	26	—	—	—	26
Total material cash requirements	$4,232	$195,278	$4,117	$110	$203,737
(a)Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of March 31, 2026.
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

During the six months ended March 31, 2026, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of March 31, 2026, the carrying amount of the 2025 Modified Notes was $68.6 million, net of unamortized costs of $6.4 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of March 31, 2026, the carrying amount of the 2028 Notes was $104.1 million and had unamortized issuance costs of $1.0 million. As of March 31, 2026, the 2028 Notes were not convertible. As of March 31, 2026 and September 30, 2025, the if-converted value of the 2028 Notes was $88.7 million and $85.0 million, respectively, less than its principal amount.
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

The interest expense recognized related to the Notes for the three and six months ended March 31, 2026 and 2025 was as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Contractual interest expense	$675	$1,221	$1,459	$2,646
Amortization of debt discount	137	263	295	528
Amortization of issuance costs	626	1,224	1,347	2,505
Total interest expense related to the Notes	$1,438	$2,708	$3,101	$5,679
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
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of March 31, 2026 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
Total interest expense relating to the Senior Credit Facilities was none and $0.4 million for the six months ended March 31, 2026 and 2025, respectively. There was no interest expense incurred relating to the Senior Credit Facilities during the three months ended March 31, 2026 and 2025. Amounts reflect the coupon and accretion of the discount.
Cash Flows
Cash flows from operating, investing and financing activities for the six months ended March 31, 2026 and 2025, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Six Months Ended March 31,		% Change
	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$52,001	$24,720	110.4%
Net cash used in investing activities	(122)	(926)	(86.8%)
Net cash used in financing activities	(27,105)	(27,189)	(0.3%)
Effects of exchange rate changes on cash and cash equivalents	(531)	(722)	(26.5%)
Net changes in cash and cash equivalents	$24,243	$(4,117)	(688.9)%
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the six months ended March 31, 2026 was $52.0 million, a net change of $27.3 million, or 110.4%, from net cash provided by operating activities of $24.7 million for the six months ended March 31, 2025. The change in cash flows was primarily due to:
•An increase of $16.0 million from income before non-cash charges primarily driven by the net impact of the lump sum payment, net of taxes, received from Samsung and related legal expenses;

•An increase of $12.1 million due to favorable changes in working capital primarily related to accrued expenses and other liabilities, accounts receivable, prepaid expenses and other assets; and
•A decrease of $0.8 million from changes in deferred revenue.
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
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended March 31, 2026 was $0.1 million, a net change of $0.8 million, or 86.8%, from $0.9 million of cash used in investing activities for the six months ended March 31, 2025. The change in cash flows was primarily due to a $1.0 million decrease related to less capital expenditures.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended March 31, 2026 was $27.1 million, a net change of $0.1 million, from cash used in financing activities of $27.2 million for the six months ended March 31, 2025. The change in cash flows was primarily due to:
•An increase of $27.6 million in cash used for principal payments for long-term debt;
•A decrease of $27.0 million in cash used for principal payments for short-term debt;
•An increase of $5.9 million in cash provided by proceeds from the issuance of our common stock; and
•An increase of $5.4 million in cash used for payments of tax related withholdings due to the net settlement of equity awards.
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
Stock-Based Compensation
We grant equity awards to certain employees which include restricted stock unit awards in accordance with the Cerence 2019 Equity Incentive Plan. The fair value for time-based and performance-based restricted stock units is based on the closing share price of our common stock on the date of grant. For performance-based restricted stock units, compensation cost is recognized based on the number of units expected to vest upon the achievement of the applicable performance conditions. We recognize stock-based compensation as an expense on a straight-line basis over the requisite service period and account for forfeitures as they occur.

We consider stock-based compensation to be a critical accounting estimate due to the significant judgment required in assessing the probability of achievement of certain performance conditions associated with our performance-based restricted stock units awards. Certain of these awards vest upon the achievement of strategic milestones that are subject to factors largely outside of our control, including the actions and decisions of third parties. As a result, we may not be able to conclude that achievement of certain performance conditions is probable until certain underlying milestone outcomes are substantially complete.
No compensation cost is recognized for these awards until the performance condition is deemed probable. If and when the performance condition becomes probable, we would recognize a cumulative catch-up adjustment for stock-based compensation expense in the period of the probability determination, the magnitude of which would depend on the level of achievement, the grant-date fair value of the underlying awards, and the proportion of the requisite service period completed at that time. The resulting charge could be significant to our results of operations in the period of recognition. If the performance condition is not achieved within the specified time frame, the awards would expire unvested and no compensation cost would be recognized.
We reassess the probability of achievement at each reporting date. Changes in our assessment could result in material adjustments to stock-based compensation expense in the period of such reassessment.
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
We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $2.7 million at March 31, 2026. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $0.3 million at March 31, 2026. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents. As of March 31, 2026, we held approximately $108.3 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.4 million per annum, based on March 31, 2026 reported balances.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On October 24, 2025, plaintiffs moved for class certification (fully briefed), and the Circuit Court held a hearing on May 5, 2026. Additional pending motions include: (i) a federal-court stay request pending the Circuit Court’s class certification decision; (ii) Cerence’s summary judgment motion as to plaintiff Vincenzo Allan; and (iii) Cerence’s motion to exclude plaintiffs’ class certification expert (denied by the Circuit Court; federal ruling pending). Plaintiffs have also sought to stay the federal case (most recently February 13, 2026). Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
IP Enforcement Actions
From time to time, we may need to file actions to enforce our intellectual property rights. As of the date of this report, we have filed the following pending actions: (1) a complaint with the United States International Trade Commission (ITC) against Amazon.com, Inc. and Amazon.com Services, LLC (collectively, "Amazon") to block the importation of products infringing the Company's patents; (2) two complaints against Amazon and Amazon Web Services, Inc. in the United States District Court for the Eastern District of Texas seeking damages for such infringement and for infringement of additional patents; (3) a complaint against Apple Inc. in the United States District Court for the Western District of Texas for patent infringement and seeking damages for such infringement; (4) a complaint with the United States ITC against Sony Group Corporation ("Sony") and TCL Technology Group Corporation ("TCL") to block the importation of products infringing the Company's patents; (5) complaints against both Sony and TCL in the United States District Court for the Eastern District of Texas seeking damages for such infringement; and (6) a complaint against Microsoft Corp. and Nuance Communications, Inc. in the United States District Court for the District of Delaware seeking damages for copyright infringement and breach of contract. The potential outcomes of litigation are unpredictable and, as a result, there can be no assurance that we will prevail in any such litigation or, if we prevail, what remedies might be awarded or whether any revenue may be recognized.
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

Benefits realized by our intellectual property enforcement and licensing activities, which are undertaken to protect and commercialize technology integral to our operating business, may result in unpredictable or variable accounting treatment.
Any agreements reached or damages awarded to us in connection with our intellectual property enforcement and licensing activities are subject to the appropriate application of relevant accounting standards under U.S. GAAP based on the terms and conditions of any future potential agreement to license our IP. Our historical accounting treatment of such receipts and application of the relevant accounting standards may not be indicative of how future benefits may be accounted for. The revenue we may recognize from licenses, settlements or judgments in our favor may have a period-specific impact on reported revenue due to required accounting treatment, which may make comparisons with prior and future periods more difficult, even where the underlying intellectual property forms part of our ongoing technology platform and operating business. For example, we recognized $49.5 million of revenue associated with the settlement of our litigation and IP license with Samsung and a lump-sum payment, which was recognized in accordance with applicable accounting standards, during the first quarter of fiscal year 2026.
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
During the three-month period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Cerence Inc.

Date: May 7, 2026	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)