Form 10-Q
period 2026-06-30
Cerence Inc.
filed 2026-08-06
CIK 1768267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39030

CERENCE INC.
(Exact name of Registrant as specified in its Charter)

Delaware	83-4177087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 District Ave, Burlington, Massachusetts	01803
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (857) 362-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CRNC	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 45,230,257 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”), filed by Cerence Inc. together with its consolidated subsidiaries, “Cerence,” the “Company,” “we,” “us” or “our” unless the context indicates otherwise, contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current beliefs, expectations, anticipations, intentions, estimates, assumptions, plans and projections about our company, business, operations, industry and market trends, financial results, financial condition, liquidity, strategy and plans, intellectual property enforcement efforts, goals or prospects. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “could,” “goals,” “objectives” and words and terms of similar substance in connection with discussions of our company, business, operations, industry and market trends, strategy and plans, intellectual property enforcement efforts, future operating or financial performance or condition, liquidity, potential stock repurchases, goals or prospects. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions as of the date of this report, you should be aware that many factors could affect our actual financial results, financial condition or results of operations and could cause actual results to differ materially from those set forth in such forward-looking statements, including but not limited to:
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License	$41,600	$34,176	$166,935	$108,361
Connected services	15,465	12,842	45,307	39,197
Professional services	12,522	15,218	36,613	43,584
Total revenues	69,587	62,236	248,855	191,142
Cost of revenues:
License	1,362	1,074	4,291	5,288
Connected services	4,906	4,805	14,860	16,095
Professional services	10,405	10,469	30,144	30,618
Total cost of revenues	16,673	16,348	49,295	52,001
Gross profit	52,914	45,888	199,560	139,141
Operating expenses:
Research and development	29,237	27,152	84,235	71,353
Sales and marketing	5,829	5,916	17,905	15,612
General and administrative	14,714	12,340	59,497	36,293
Amortization of intangible assets	—	578	—	1,668
Restructuring and other costs, net	1,259	850	9,180	14,744
Total operating expenses	51,039	46,836	170,817	139,670
Income (loss) from operations	1,875	(948)	28,743	(529)
Interest income	710	895	2,230	3,250
Interest expense	(1,450)	(2,409)	(4,592)	(8,518)
Other income, net	413	1,673	2,250	2,444
Income (loss) before income taxes	1,548	(789)	28,631	(3,353)
Provision for income taxes	15	1,932	30,664	2,000
Net income (loss)	$1,533	$(2,721)	$(2,033)	$(5,353)
Net income (loss) per share:
Basic	$0.03	$(0.06)	$(0.05)	$(0.12)
Diluted	$0.03	$(0.06)	$(0.05)	$(0.12)
Weighted-average common shares outstanding:
Basic	45,184	43,262	45,077	43,127
Diluted	47,744	43,262	45,077	43,127
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$1,533	$(2,721)	$(2,033)	$(5,353)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,228)	2,784	(2,358)	(93)
Pension adjustments, net	(11)	(2)	(45)	(10)
Net unrealized losses on available-for-sale securities	—	(2)	(8)	(19)
Total other comprehensive (loss) income	(1,239)	2,780	(2,411)	(122)
Comprehensive income (loss)	$294	$59	$(4,444)	$(5,475)
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,607	$84,017
Marketable securities	—	3,433
Accounts receivable, net of allowances of $72 and $68 as of June 30, 2026 and September 30, 2025, respectively	45,903	58,937
Deferred costs	4,331	4,481
Prepaid expenses and other current assets	34,415	39,889
Total current assets	212,256	190,757
Property and equipment, net	31,381	35,761
Deferred costs	13,020	15,501
Operating lease right of use assets	12,448	16,762
Goodwill	295,976	299,003
Deferred tax assets	38,709	54,207
Other assets	17,146	18,600
Total assets	$620,936	$630,591
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,693	$901
Deferred revenue	55,799	51,865
Short-term operating lease liabilities	4,056	4,344
Accrued expenses and other current liabilities	39,388	44,080
Total current liabilities	101,936	101,190
Long-term debt	173,458	199,693
Deferred revenue, net of current portion	142,408	140,021
Long-term operating lease liabilities	9,538	13,083
Other liabilities	27,242	25,928
Total liabilities	454,582	479,915
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value, 560,000 shares authorized; 45,188 and 43,374 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	451	434
Accumulated other comprehensive loss	(27,880)	(25,469)
Additional paid-in capital	1,136,270	1,116,165
Accumulated deficit	(942,487)	(940,454)
Total stockholders' equity	166,354	150,676
Total liabilities and stockholders' equity	$620,936	$630,591
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(unaudited)

Three Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2026	45,170	$451	$1,128,755	$(944,020)	$(26,641)	$158,545
Net income	—	—	—	1,533	—	1,533
Other comprehensive loss	—	—	—	—	(1,239)	(1,239)
Issuance of common stock	18	—	51	—	—	51
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	7,516	—	—	7,516
Balance at June 30, 2026	45,188	$451	$1,136,270	$(942,487)	$(27,880)	$166,354

Three Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2025	43,253	$433	$1,102,022	$(924,372)	$(28,814)	$126,701
Net loss	—	—	—	(2,721)	—	(2,721)
Other comprehensive income	—	—	—	—	2,780	2,780
Issuance of common stock	11	—	29	—	—	29
Common stock repurchases for tax withholdings for net settlement of equity awards	—	—	(29)	—	—	(29)
Stock-based compensation	—	—	6,345	—	—	6,345
Balance at June 30, 2025	43,264	$433	$1,108,367	$(927,093)	$(26,034)	$155,673

Nine Months Ended June 30, 2026
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2025	43,374	434	1,116,165	(940,454)	(25,469)	150,676
Net loss	—	—	—	(2,033)	—	(2,033)
Other comprehensive loss	—	—	—	—	(2,411)	(2,411)
Issuance of common stock	1,817	17	8,095	—	—	8,112
Common stock repurchases for tax withholdings for net settlement of equity awards	(3)	—	(7,606)	—	—	(7,606)
Stock-based compensation	—	—	19,616	—	—	19,616
Balance at June 30, 2026	45,188	$451	$1,136,270	$(942,487)	$(27,880)	$166,354

Nine Months Ended June 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2024	41,924	$419	$1,088,330	$(921,740)	$(25,912)	$141,097
Net loss	—	—	—	(5,353)	—	(5,353)
Other comprehensive loss	—	—	—	—	(122)	(122)
Issuance of common stock	1,342	14	2,190	—	—	2,204
Common stock repurchases for tax withholdings for net settlement of equity awards	(2)	—	(2,200)	—	—	(2,200)
Stock-based compensation	—	—	20,047	—	—	20,047
Balance at June 30, 2025	43,264	$433	$1,108,367	$(927,093)	$(26,034)	$155,673
Refer to accompanying Notes to the unaudited condensed consolidated financial statements.

CERENCE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,033)	$(5,353)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	7,822	8,512
Provision for credit loss reserve	6	208
Stock-based compensation	19,616	20,047
Non-cash interest expense	2,416	4,647
Gain on debt extinguishment	(1,051)	(327)
Deferred tax provision (benefit)	15,561	(5,303)
Unrealized foreign currency transaction loss (gain)	425	(2,708)
Other, net	776	(33)
Changes in operating assets and liabilities:
Accounts receivable	7,540	(2,949)
Prepaid expenses and other assets	11,986	27,132
Deferred costs	2,166	3,068
Accounts payable	1,686	1,484
Accrued expenses and other liabilities	(5,339)	(17,134)
Deferred revenue	10,384	17,130
Net cash provided by operating activities	71,961	48,421
Cash flows from investing activities:
Capital expenditures	(3,071)	(11,353)
Sale and maturities of marketable securities	3,425	3,493
Other investing activities	(873)	(1,145)
Net cash used in investing activities	(519)	(9,005)
Cash flows from financing activities:
Principal payments of long-term debt	(27,600)	—
Principal payments of short-term debt	—	(87,089)
Common stock repurchases for tax withholdings for net settlement of equity awards	(7,606)	(2,200)
Principal payment of lease liabilities arising from a finance lease	(12)	(331)
Proceeds from the issuance of common stock	8,112	2,204
Net cash used in financing activities	(27,106)	(87,416)
Effects of exchange rate changes on cash and cash equivalents	(746)	187
Net change in cash and cash equivalents	43,590	(47,813)
Cash and cash equivalents at beginning of period	84,017	121,485
Cash and cash equivalents at end of period	$127,607	$73,672
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11,034	$4,739
Cash paid for interest	$2,925	$3,980
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
The condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year ending September 30, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
Concentration of Risk
Financial instruments that potentially subject us to significant concentrations of credit risk primarily consist of trade accounts receivable. We perform ongoing credit evaluations of our customers’ financial condition and limit the amount of credit extended when deemed appropriate. Two customers accounted for 14.2% and 10.1% of our Accounts receivable, net balance at June 30, 2026. One customer accounted for 11.3% of our Accounts receivable, net balance at September 30, 2025.
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
The change in the allowance for credit losses for the nine months ended June 30, 2026 is as follows (dollars in thousands):

Allowance for Credit Losses
Balance as of September 30, 2025	$68
Credit loss provision	—
Write-offs, net of recoveries	6
Effect of foreign currency translation	(2)
Balance as of June 30, 2026	$72
Inventory
Inventory, consisting primarily of finished goods related to our Cerence Link product, is accounted for using the first in, first out method, and is valued at the lower of cost and net realizable value. Inventory is included within Prepaid expenses and other current assets. As of June 30, 2026 and September 30, 2025, inventory was $0.8 million and $1.1 million, respectively.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"), which introduces targeted relief to reduce complexity and cost when estimating expected credit losses for current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. Currently, guidance requires entities to incorporate macroeconomic forecasts in determining expected credit loss estimates. The ASU provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions within the scope of ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset, thereby eliminating the requirement to develop reasonable and supportable forecasts of future economic conditions when estimating expected credit losses. We elected to apply the practical expedient and early-adopted the standard on a prospective basis during the third quarter of fiscal 2026. Adoption did not have a material impact on our condensed consolidated financial statements.
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
The timing and amount of revenue recognized from IP or patent licensing relating to technology developed and commercialized in the ordinary course of our business depends upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. These agreements could include, without limitation, performance obligations related to consideration for past patent royalties, patent licensing royalties on covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and access to a portfolio of technology at a point in time along with promises to provide any technology updates to the portfolio during the term on a when-and-if basis. Such licenses could be fixed and non-refundable in nature and/or variable over time. Certain components of revenue recognized with respect to IP license agreements may require the use of estimates, which may be significant. Related revenue is recognized at the point in time when the software and technology is made available to the customer and control is transferred and, if applicable, according to usage. Revenues relating to IP licensing accounted for $49.5 million, or 19.9% of total revenues, for the nine months ended June 30, 2026. As a component of License revenues, IP licensing revenues represented 29.7% of License revenues for the nine months ended June 30, 2026. There were no revenues relating to IP licensing during the three months ended June 30, 2026. Additionally, there were no revenues relating to IP licensing during the three and nine months ended June 30, 2025.
(a)Disaggregated Revenue
Revenues, classified by the major geographic region in which our customers are located, for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$9,403	$10,905	$27,213	$29,701
Other Americas	414	245	1,014	892
Germany	14,251	21,470	58,101	60,577
Other Europe, Middle East and Africa	7,328	5,956	22,553	17,109
Japan	18,957	6,353	37,434	30,811
Other Asia-Pacific	19,234	17,307	102,540	52,052
Total revenues	$69,587	$62,236	$248,855	$191,142
For the three and nine months ended June 30, 2026, revenues within Korea were $8.4 million and $74.7 million, respectively, which were more than 10% of total revenues. For the three months ended June 30, 2026, revenues within China were $8.1 million, which were more than 10% of total revenues. For the nine months ended June 30, 2026, revenues within China were $20.1 million, which were less than 10% of total revenues.
Revenues relating to one customer accounted for $12.4 million, or 17.8%, of revenues for the three months ended June 30, 2026. Revenues relating to one customer accounted for $49.5 million, or 19.9%, of revenues for the nine months ended June 30, 2026.
Revenues relating to three customers accounted for $9.4 million, or 15.1%, $7.1 million, or 11.4%, and $6.9 million, or 11.1% of revenues for the three months ended June 30, 2025. Revenues relating to one customer accounted for $23.9 million, or 12.5%, of revenues for the nine months ended June 30, 2025.
(b)Contract Acquisition Costs
We are required to capitalize certain contract acquisition costs. The capitalized costs primarily relate to paid commissions. The current and noncurrent portions of contract acquisition costs are included in Prepaid expenses and other current assets and in Other assets, respectively. As of June 30, 2026 and September 30, 2025, we had $4.1 million and $5.3 million of contract acquisition costs, respectively. We had amortization expense of $0.4 million and $0.6 million related to these costs during the three months ended June 30, 2026 and 2025, respectively, and amortization expense of $1.4 million and $1.8 million related to these costs during the nine months ended June 30, 2026 and 2025, respectively. There was no impairment related to contract acquisition costs.
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
We had amortization expense of $0.7 million and $1.5 million related to these costs during the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $5.0 million related to these costs during the nine months ended June 30, 2026 and 2025, respectively. There was no impairment related to contract costs capitalized.
(d)Trade Accounts Receivable and Contract Balances
We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). We present such receivables in Accounts receivable, net at their net estimated realizable value. Accounts receivable, net as of June 30, 2026 and September 30, 2025 was $45.9 million and $58.9 million, respectively. We maintain an allowance for credit losses to provide for the estimated amount of receivables and contract assets that may not be collected.
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

Contract assets
Balance as of September 30, 2025	$13,978
Revenues recognized but not billed	24,376
Amounts reclassified to Accounts receivable, net	(28,099)
Effect of foreign currency translation	(524)
Balance as of June 30, 2026	$9,731
Our contract liabilities, which we present as deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on when we expect to recognize the revenues. The table below shows significant changes in deferred revenue (dollars in thousands):

Deferred revenue
Balance as of September 30, 2025	$191,886
Amounts billed but not recognized	61,329
Revenue recognized	(50,976)
Effect of foreign currency translation	(4,032)
Balance as of June 30, 2026	$198,207
(e) Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at June 30, 2026 (dollars in thousands):

	Within One Year	Two to Five Years	Greater than Five Years	Total
Total revenue	$86,338	$117,410	$30,533	$234,281
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

The following table presents the reconciliation of the numerator and denominator for calculating net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands, except per share data	2026	2025	2026	2025
Numerator:
Net income (loss) — basic and diluted	$1,533	$(2,721)	$(2,033)	$(5,353)

Denominator:
Weighted average common shares outstanding — basic	45,184	43,262	45,077	43,127
Dilutive effect of restricted stock awards	1,161	—	—	—
Dilutive effect of contingently issuable stock awards	1,399	—	—	—
Weighted average common shares outstanding — diluted	47,744	43,262	45,077	43,127

Net income (loss) per common share:
Basic	$0.03	$(0.06)	$(0.05)	$(0.12)
Diluted	$0.03	$(0.06)	$(0.05)	$(0.12)
We exclude weighted-average potential shares from the calculations of diluted net loss per share during the applicable periods when their inclusion is anti-dilutive. The following table sets forth potential shares that were considered anti-dilutive during the three and nine months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Nine Months Ended June 30,
in thousands	2026	2025	2026	2025
Restricted stock unit awards	—	669	1,093	—
Contingently issuable stock awards	—	—	1,266	61
Conversion option of our Notes	4,420	6,270	4,661	6,822
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

The following table presents information about our financial assets that are measured at fair value and indicates the fair value hierarchy of the valuation inputs used (dollars in thousands) as of:

	June 30, 2026
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $50,194 at cost (a)	$50,194	$50,194	$—
Level 2:
Time deposits, $6,240 at cost (a)	6,240	6,240	—
Convertible debt, $— at cost (c)	798	—	—
Total assets	$57,232	$56,434	$—

	September 30, 2025
	Fair Value	Cash and Cash Equivalents	Marketable Securities
Level 1:
Money market funds, $20,898 at cost (a)	$20,898	$20,898	$—
Level I Government Securities, $1,003 at cost (b)	1,006	—	1,006
Corporate bonds, $2,017 at cost (b)	2,022	—	2,022
Level 2:
Level II Government Securities, $405 at cost (b)	405	—	405
Time deposits, $3,040 at cost (a)	3,040	3,040	—
Convertible debt, $— at cost (c)	770	—	—
Total assets	$28,141	$23,938	$3,433
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
During the three and nine months ended June 30, 2026 and 2025, unrealized losses related to our marketable securities were immaterial within Accumulated other comprehensive loss.
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
Long-term debt
The estimated fair value of our Long-term debt is determined by Level 1 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2026 and September 30, 2025, the estimated fair value of our Notes was $163.2 million and $174.2 million, respectively. The Notes are recorded at face value less unamortized discount and transaction costs on our Condensed Consolidated Balance Sheets.
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
Investments without readily determinable fair values were $2.6 million as of June 30, 2026 and September 30, 2025. The investments are included within Other assets on the Condensed Consolidated Balance Sheets. No impairment was recorded for the three and nine months ended June 30, 2026 and 2025.
Note 6. Derivative Financial Instruments
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates related to third-party vendor and intercompany payments for goods and services within our non-U.S. subsidiaries. We use foreign exchange forward contracts that are not designated as hedges to manage currency risk. The contracts can have maturities up to three years. As of June 30, 2026 and September 30, 2025, the total notional amount of forward contracts was $2.0 million and $16.7 million, respectively. As of June 30, 2026 and September 30, 2025, the weighted-average remaining maturity of these instruments was approximately 6.0 and 6.0 months, respectively.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheet for derivative instruments as of June 30, 2026 and September 30, 2025 (dollars in thousands):

		Fair Value
Derivatives not designated as hedges	Classification	June 30, 2026	September 30, 2025
Foreign currency forward contracts	Prepaid expenses and other current assets	$—	$16
Foreign currency forward contracts	Accrued expenses and other current liabilities	175	974
Foreign currency forward contracts	Other liabilities	—	97
The following tables display a summary of the loss related to foreign currency forward contracts for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

		Loss recognized in earnings
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivatives not designated as hedges	Classification	2026	2025	2026	2025
Foreign currency forward contracts	Other income, net	$(116)	$(431)	$(607)	$(1,424)
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
The changes in the carrying amount of goodwill for the nine months ended June 30, 2026 are as follows (dollars in thousands):

Total
Balance as of September 30, 2025	$299,003
Effect of foreign currency translation	(3,027)
Balance as of June 30, 2026	$295,976

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

Amortization expense related to intangible assets in the aggregate was $0.6 million and $1.7 million for the three and nine months ended June 30, 2025, respectively.
Note 8. Leases
We have entered into a number of facility and equipment leases which qualify as operating leases under GAAP. We also have a limited number of equipment leases that qualify as finance leases.
The following table presents certain information related to lease term and incremental borrowing rates for leases as of June 30, 2026 and September 30, 2025:

	June 30, 2026	September 30, 2025
Weighted-average remaining lease term (in months):
Operating leases	49.8	46.9
Finance leases	0.0	3.4
Weighted-average discount rate:
Operating leases	7.1%	7.2%
Finance leases	—%	4.4%
The following table presents lease expense for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs:
Amortization of right of use asset	$14	$96	$63	$288
Interest on lease liability	—	1	—	6
Operating lease cost	1,268	1,974	4,576	4,759
Variable lease cost	338	158	1,046	1,076
Sublease income	(11)	(56)	(129)	(153)
Total lease cost	$1,609	$2,173	$5,556	$5,976
The following table presents cash payments related to operating and finance leases for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cash payments related to:
Operating leases	$1,432	$2,020	$4,128	$4,729
Finance leases	—	104	12	331
For the three months ended June 30, 2026 and 2025, right of use assets obtained in exchange for lease obligations were none and immaterial, respectively, and less than $0.1 million and $7.9 million for the nine months ended June 30, 2026 and 2025, respectively.
The table below reconciles the undiscounted future minimum lease payments under non-cancelable operating leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet as of June 30, 2026 (dollars in thousands):

Year Ending September 30,	Total
2026	$1,504
2027	5,271
2028	4,547
2029	2,989
2030	1,118
Thereafter	110
Total future minimum lease payments	$15,539
Less effects of discounting	(1,945)
Total lease liabilities	$13,594
Reported as of June 30, 2026
Short-term lease liabilities	$4,056
Long-term lease liabilities	9,538
Total lease liabilities	$13,594

As of June 30, 2026, there were no more undiscounted future minimum lease payments under non-cancelable financing leases to the total lease liabilities recognized on the Condensed Consolidated Balance Sheet.
Note 9. Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

	June 30, 2026	September 30, 2025
Compensation	$21,812	$30,719
Professional fees	3,942	4,657
Sales and other taxes payable	3,980	1,777
Cost of revenue related liabilities	2,731	2,007
Interest payable	—	788
Other	6,923	4,132
Total	$39,388	$44,080
Other accrued expenses and other liabilities consist of accounts receivable credit balances of $3.3 million and $0.7 million as of June 30, 2026 and September 30, 2025, respectively.

Note 10. Restructuring and Other Costs, Net
Restructuring and other costs, net include restructuring expenses, as well as charges relating to our transformation initiatives, and other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business. The following table sets forth accrual activity relating to restructuring reserves for the nine months ended June 30, 2026 (dollars in thousands):

	Personnel	Facilities	Restructuring Subtotal	Other	Total
Balance as of September 30, 2025	$56	$—	$56	$2,929	$2,985
Restructuring and other costs, net	7,704	635	8,339	841	9,180
Non-cash adjustments	—	(443)	(443)	—	(443)
Cash payments	(7,708)	(192)	(7,900)	(2,933)	(10,833)
Effect of foreign currency translation	(12)	—	(12)	(87)	(99)
Balance at June 30, 2026	$40	$—	$40	$750	$790
The following table sets forth restructuring and other costs, net recognized for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Personnel	$126	$126	$7,704	$12,095
Facilities	382	—	635	—
Other	751	724	841	2,649
Restructuring and other costs, net	$1,259	$850	$9,180	$14,744
Fiscal Year 2026
For the three months ended June 30, 2026, we recorded restructuring and other costs, net of $1.3 million, which included a $0.8 million charge related to our transformation initiatives and other one-time charges, a $0.4 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.1 million charge related to the elimination of personnel.
For the nine months ended June 30, 2026, we recorded restructuring and other costs, net of $9.2 million, which included a $7.7 million charge related to the elimination of personnel, a $0.6 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.8 million charge relating to our transformation initiatives and other one-time charges.
Fiscal Year 2025
For the three months ended June 30, 2025, we recorded restructuring and other costs, net of $0.9 million, which included a $0.1 million charge related to the elimination of personnel and a $0.7 million charge relating to our transformation initiatives.
For the nine months ended June 30, 2025, we recorded restructuring and other costs, net of $14.7 million, which included a $12.1 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of former senior management employees, and a $2.6 million charge relating to our transformation initiatives.
Note 11. Stockholders’ Equity
On October 2, 2019, we registered the issuance of 6,350,000 shares of common stock, par value $0.01 per share, consisting of 5,300,000 shares of common stock reserved for issuance upon the exercise of options granted, or in respect of awards granted, under the Equity Incentive Plan, and 1,050,000 shares of common stock that are reserved for issuance under the Cerence 2019 Employee Stock Purchase Plan (“ESPP”). The Equity Incentive Plan provides for the grant of incentive stock options, stock awards, stock units, stock appreciation rights, and certain other stock-based awards.

The shares available for issuance will automatically increase on January 1st of each year, by the lesser of (A) 3% of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31st; and (B) the number of shares of common stock determined by our board of directors on or prior to such date for such year.
On March 4, 2024, we registered the issuance of 600,000 shares of common stock, reserved for issuance under the Cerence 2024 Inducement Plan (the "Inducement Plan"). On October 6, 2024, we adopted Amendment No. 1 to the Inducement Plan, which increased the number of authorized shares of our common stock available for issuance under the Inducement Plan from 600,000 to 3,000,000. On November 29, 2024, we adopted Amendment No. 2 to the Inducement Plan, which increased the number of authorized shares of our common stock available for issuance under the Inducement Plan from 3,000,000 to 4,500,000.
Restricted Stock Units
Information with respect to our non-vested restricted stock units for the nine months ended June 30, 2026 was as follows:

	Non-Vested Restricted Stock Units
	Time-Based Shares	Performance- Based Shares	Total Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Non-vested at September 30, 2025	4,350,213	2,299,186	6,649,399	$12.99
Granted	1,789,977	895,332	2,685,309	$12.24
Vested	(1,731,759)	(8,729)	(1,740,488)	$15.22
Forfeited	(141,038)	(150,479)	(291,517)	$16.62
Non-vested at June 30, 2026	4,267,393	3,035,310	7,302,703	$11.72
Expected to vest			7,302,703	$11.72	1.24	$82,594
Stock-based Compensation
Stock-based compensation was included in the following captions in our Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of connected services	$58	$81	$180	$210
Cost of professional services	356	468	1,016	1,386
Research and development	2,708	2,704	7,522	7,099
Sales and marketing	1,203	881	3,368	2,277
General and administrative	3,191	2,211	7,530	6,112
Restructuring and other costs, net	—	—	—	2,963
	$7,516	$6,345	$19,616	$20,047
During the three months ended June 30, 2026 and 2025, we recorded $1.7 million and $0.8 million, respectively, in stock-based compensation expense attributable to performance-based restricted stock unit awards included in the amounts above. For the nine months ended June 30, 2026 and 2025, we recorded $3.8 million and $3.2 million, respectively, in stock-based compensation expense attributable to performance-based restricted stock unit awards included in the amounts above. Stock-based compensation expenses recognized attributable to performance-based restricted stock unit awards are reflective of management's assessment of the probability of achievement of certain performance conditions as of the reporting date.

During the nine months ended June 30, 2025, we recorded $2.6 million in stock-based compensation due to the termination of employment of our former CEO and the resulting vesting of certain stock-based awards in Restructuring and other costs, net, and $0.4 million in stock-based compensation due to the termination of employment of a former senior management employee and the resulting vesting of certain stock-based awards in Restructuring and other costs, net.
Note 12. Commitments and Contingencies
Litigation and Other Claims
Similar to many companies in the software industry, we are involved in a variety of claims, demands, suits, investigations and proceedings that arise from time to time relating to matters incidental to the ordinary course of our business, including at times actions with respect to contracts, intellectual property, employment, benefits and securities matters. At each balance sheet date, we evaluate contingent liabilities associated with these matters in accordance with ASC 450 “Contingencies.” If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgments are required for the determination of probability and the range of the outcomes, and estimates are based only on the best information available at the time. Due to the inherent uncertainties involved in claims and legal proceedings and in estimating losses that may arise, actual outcomes may differ from our estimates. Contingencies deemed not probable or for which losses were not estimable in one period may become probable, or losses may become estimable in later periods, which may have a material impact on our results of operations and financial position. As of June 30, 2026, accrued losses were not material to our condensed consolidated financial statements, and we do not expect any pending matter to have a material impact on our condensed consolidated financial statements.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On June 1, 2026, the Federal Court granted plaintiffs' motion to stay that action pending the Circuit Court proceedings. On July 17, 2026, the Circuit Court denied plaintiffs' motion for class certification. Additional pending motions include: (i) Cerence’s summary judgment motion as to plaintiff Vincenzo Allan; (ii) Cerence’s motion to exclude plaintiffs’ class certification expert (denied by the Circuit Court; federal ruling pending); (iii) plaintiffs' motion for class certification (denied by the Circuit Court; federal ruling pending); and (iv) plaintiffs' motion to strike Cerence's witness declaration (denied by the federal court Magistrate Judge, plaintiffs' objections to that denial and Circuit Court ruling pending). Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
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
As of June 30, 2026, our letters of credit in connection with security deposits for facility leases totaled $0.6 million in the aggregate. These letters of credit have various terms and expiration dates that align with the underlying facilities for which they relate.
Note 13. Income Taxes
The components of income (loss) before income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Domestic	$(5,203)	$(7,488)	$5,297	$(15,788)
Foreign	6,751	6,699	23,334	12,435
Income (loss) before income taxes	$1,548	$(789)	$28,631	$(3,353)

The components of the provision for income taxes are as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025

Domestic	$1,291	$337	$17,628	$807
Foreign	(1,276)	1,595	13,036	1,193
Provision for income taxes	$15	$1,932	$30,664	$2,000
Effective income tax rate	1.0%	(244.9)%	107.1%	(59.6)%
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
Our effective tax rate for the three months ended June 30, 2026 was 1.0% compared to negative 244.9% for the three months ended June 30, 2025. Consequently, our provision for income taxes for the three months ended June 30, 2026 was $0.0 million, a net change of $1.9 million from a provision for income taxes of $1.9 million for the three months ended June 30, 2025. This difference was attributable to the tax impacts of valuation allowances, foreign income inclusions, stock-based compensation, and our composition of jurisdictional earnings.
For the three months ended June 30, 2025, the Company recorded a non-cash out-of-period adjustment of $3.8 million to increase deferred tax assets and decrease goodwill to correct an error related to a prior period. Management evaluated this error under SAB No. 99 and SAB No. 108 and determined it was not material to prior annual or interim periods. Therefore, the correction was recorded in the prior period’s financial statements rather than by restating prior periods.
Our effective tax rate for the nine months ended June 30, 2026 was 107.1% compared to negative 59.6% for the nine months ended June 30, 2025. Consequently, our provision for income taxes for the nine months ended June 30, 2026 was $30.7 million, a net change of $28.7 million from a provision for income taxes of $2.0 million for the nine months ended June 30, 2025. This difference was attributable to the tax impacts of valuation allowances, foreign income inclusions, stock-based compensation, and our composition of jurisdictional earnings.
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
Note 14. Long-Term Debt
Long-term debt consisted of the following (in thousands):

June 30, 2026
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	75,000	(1,184)	(4,518)	69,298
2028 Notes	7/1/2028	1.50%	1.91%	105,000	—	(840)	104,160
Total debt				$180,000	$(1,184)	$(5,358)	173,458
Less: current portion of long-term debt							—
Total long-term debt							$173,458

September 30, 2025
Description	Maturity Date	Convertible Debt Coupon Rate	Effective Interest Rate	Principal	Unamortized Discount	Deferred Issuance Costs	Carrying Value
2025 Modified Notes	7/1/2028	1.50%	5.52%	87,500	(1,862)	(7,106)	78,532
2028 Notes	7/1/2028	1.50%	1.91%	122,500	—	(1,339)	121,161
Total debt				$210,000	$(1,862)	$(8,445)	199,693
Less: current portion of long-term debt							—
Total long-term debt							$199,693
The following table summarizes the maturities of our borrowing obligations as of June 30, 2026 (in thousands):

Fiscal Year	2028 Notes	2025 Modified Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	105,000	75,000	180,000
2029	—	—	—
2030	—	—	—
Thereafter	—	—	—
Total before unamortized discount and issuance costs and current portion	$105,000	$75,000	$180,000
Less: unamortized discount and issuance costs	(840)	(5,702)	(6,542)
Less: current portion of long-term debt	—	—	—
Total long-term debt	$104,160	$69,298	$173,458
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
During the nine months ended June 30, 2026, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million. The gain was calculated by subtracting the net carrying amount of the repurchased notes from the reacquisition price in accordance with ASC 470-50. The net carrying amount of the repurchased notes was calculated by allocating debt discount and issuance costs on a pro rata basis between amounts applicable to the 2025 Modified Notes and the 2028 Notes.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of June 30, 2026, the carrying amount of the 2025 Modified Notes was $69.3 million, net of unamortized costs of $5.7 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2026, the carrying amount of the 2028 Notes was $104.2 million and had unamortized issuance costs of $0.8 million. As of June 30, 2026, the 2028 Notes were not convertible. As of June 30, 2026 and September 30, 2025, the if-converted value of the 2028 Notes was $75.8 million and $85.0 million, respectively, less than its principal amount.
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
The interest expense recognized related to the Notes for the three and nine months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$675	$1,097	$2,134	$3,743
Amortization of debt discount	139	231	434	759
Amortization of issuance costs	633	1,068	1,983	3,573
Total interest expense related to the Notes	$1,447	$2,396	$4,551	$8,075
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
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of June 30, 2026 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
There was no interest expense relating to the Senior Credit Facilities during the three months ended June 30, 2026 and 2025. Total interest expense relating to the Senior Credit Facilities was none and $0.4 million for the nine months ended June 30, 2026 and 2025, respectively. Amounts reflect the coupon and accretion of the discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Condensed Consolidated Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and our consolidated financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on November 20, 2025. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including, but not limited to, information with respect to our plans and strategy for our business, our performance and future success, our liquidity and capital resources, including our ability to meet our liquidity needs, potential stock repurchases, expectations regarding fixed license contracts, macroeconomicmic conditions, volatility in the political, legal and regulatory environment in which we operate including trade, tariffs and other policies implemented by the United States or actions taken by other countries in response, trends in the global auto industry and adjacent markets, including shipping and production issues, new products, process optimization efforts and cost management, litigation, and tax estimates and other tax matters, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Concerning Forward-Looking Statements.” You should review the “Risk Factors” sections in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Cerence” and the “Company” refer to Cerence Inc. and its consolidated subsidiaries, collectively.
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
On August 5, 2026, our Board of Directors authorized a program to repurchase up to $30 million of our outstanding common stock. The program has a term of 12 months, expiring in August 2027 unless extended, renewed, or earlier terminated, and it may be suspended, modified, or discontinued at any time without prior notice. See “Liquidity and Capital Resources – Share Repurchase Program” below.
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
The condensed consolidated balance sheet data as of September 30, 2025 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2026.
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
For the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:
•Total revenue increased by $7.4 million, or 11.8%, to $69.6 million from $62.2 million.
•Operating margin increased 4.2 percentage points to positive 2.7% from negative 1.5%.
•Cash provided by operating activities was $20.0 million, a reduction of $3.7 million, or 15.8%, from cash provided by operating activities of $23.7 million.
For the nine months ended June 30, 2026 as compared to the nine months ended June 30, 2025:
•Total revenue increased by $57.7 million, or 30.2%, to $248.9 million from $191.1 million.
•Operating margin increased 11.8 percentage points to positive 11.6% from negative 0.3%.
•Cash provided by operating activities was $72.0 million, an increase of $23.5 million, or 48.6%, from cash provided by operating activities of $48.4 million.

Operating Results
The following table shows the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License	$41,600	$34,176	$166,935	$108,361
Connected services	15,465	12,842	45,307	39,197
Professional services	12,522	15,218	36,613	43,584
Total revenues	69,587	62,236	248,855	191,142
Cost of revenues:
License	1,362	1,074	4,291	5,288
Connected services	4,906	4,805	14,860	16,095
Professional services	10,405	10,469	30,144	30,618
Total cost of revenues	16,673	16,348	49,295	52,001
Gross profit	52,914	45,888	199,560	139,141
Operating expenses:
Research and development	29,237	27,152	84,235	71,353
Sales and marketing	5,829	5,916	17,905	15,612
General and administrative	14,714	12,340	59,497	36,293
Amortization of intangible assets	—	578	—	1,668
Restructuring and other costs, net	1,259	850	9,180	14,744
Total operating expenses	51,039	46,836	170,817	139,670
Income (loss) from operations	1,875	(948)	28,743	(529)
Interest income	710	895	2,230	3,250
Interest expense	(1,450)	(2,409)	(4,592)	(8,518)
Other income, net	413	1,673	2,250	2,444
Income (loss) before income taxes	1,548	(789)	28,631	(3,353)
Provision for income taxes	15	1,932	30,664	2,000
Net income (loss)	$1,533	$(2,721)	$(2,033)	$(5,353)
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
Restructuring and other costs, net include restructuring expenses, as well as charges relating to our transformation initiatives, and other charges that are unusual in nature, are the result of unplanned events, and arise outside the ordinary course of our business.
Total other expense, net consists primarily of foreign exchange gains (losses), interest income and interest expense related to the Notes.
We expect our revenue to continue to be impacted by the changing dynamics in the global automotive industry which has experienced production delays and slowdowns. Volatility in the political, legal and regulatory environment in which we operate, including trade, tariffs and related policies, also has resulted in increased pricing pressure from customers and delays in program timelines. Macroeconomic conditions such as high interest rates and lack of credit availability have contributed to these production delays and slowdowns. In addition, the software and technology systems in automobiles have become increasingly complex, leading to substantial challenges and delays in production for some of our customers. Our business in adjacent markets, such as two-wheeled vehicles, trucks and AIoT, is also developing slower than anticipated due to the challenges of introducing different technology into a new market. In light of these challenges, we intend to make efforts to streamline our operations, and we continue to focus on our cost management and have taken, and expect to continue to take, cost reduction actions, which may result in additional charges to restructuring and other costs, net. For example, in September 2025, we announced a restructuring plan (the “2025 Plan”) intended to streamline certain foreign operations, and in August 2024, we announced a restructuring plan (the “2024 Plan”) intended to reduce operating expenses and position us for profitable growth. The implementation of the 2024 Plan was substantially complete by the end of the first quarter of fiscal year 2025 and was formally concluded as of December 31, 2025. The implementation of the 2025 Plan was substantially completed during the three months ended December 31, 2025. Potential position eliminations are subject to legal requirements that vary by jurisdiction, which may extend this process beyond the third quarter of fiscal year 2026 in certain cases. The charges that are incurred as a result of implementing a restructuring plan are subject to a number of assumptions, including legal requirement in various jurisdictions, the outcome of negotiations with third parties or former employees, or other contingencies, as a result, actual expenses and charges may differ materially from estimates previously disclosed. For additional details, refer to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,				% Change
	2026	% of Total	2025	% of Total	2026 vs. 2025
License	$41,600	59.8%	$34,176	54.9%	21.7%
Connected services	15,465	22.2%	12,842	20.6%	20.4%
Professional services	12,522	18.0%	15,218	24.5%	(17.7)%
Total revenues	$69,587		$62,236		11.8%
Total revenues for the three months ended June 30, 2026 were $69.6 million, an increase of $7.4 million, or 11.8%, from $62.2 million for the three months ended June 30, 2025. Increases in revenue were attributable to higher fixed license revenue and higher connected services revenue, partially offset by lower variable license revenue resulting primarily from reduced production volumes reported, and lower professional services revenue compared to the three months ended June 30, 2025.
License Revenue
License revenue for the three months ended June 30, 2026 was $41.6 million, an increase of $7.4 million, or 21.7%, from $34.2 million for the three months ended June 30, 2025. The increase in license revenue was primarily driven by a $12.5 million increase in fixed license contracts, which vary quarter over quarter based on the timing of contract execution. There was no revenue from fixed license contracts entered into during the three months ended June 30, 2025. The increase in fixed license revenue was offset by a decrease in variable license revenue of $5.1 million, driven primarily by lower production volumes reported for the period. The decrease reflects both a particularly strong prior-year comparative period and lower production levels among certain customers and regions that represent a significant portion of our revenue base, as well as the timing of vehicle program lifecycle transitions. As a percentage of total revenues, license revenue increased 4.9 percentage points from 54.9% for the three months ended June 30, 2025 to 59.8% for the three months ended June 30, 2026.
Connected Services Revenue
Connected services revenue for the three months ended June 30, 2026 was $15.5 million, an increase of $2.6 million, or 20.4%, from $12.8 million for the three months ended June 30, 2025. This increase was primarily driven by continued expansion of our connected installed base and a higher attach rate. As a percentage of total revenues, connected services revenue increased by 1.6 percentage points from 20.6% for the three months ended June 30, 2025 to 22.2% for the three months ended June 30, 2026.
Professional Services Revenue
Professional services revenue for the three months ended June 30, 2026 was $12.5 million, a decrease of $2.7 million, or 17.7%, from $15.2 million for the three months ended June 30, 2025. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement and other efficiencies in our professional services processes. As a percentage of total revenues, professional services revenue decreased by 6.5 percentage points from 24.5% for the three months ended June 30, 2025 to 18.0% for the three months ended June 30, 2026.

Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025
Total Revenues
The following table shows total revenues by product type, including the corresponding percentage change, for the nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended June 30,				% Change
	2026	% of Total	2025	% of Total	2026 vs. 2025
License	$166,935	67.1%	$108,361	56.7%	54.1%
Connected services	45,307	18.2%	39,197	20.5%	15.6%
Professional services	36,613	14.7%	43,584	22.8%	(16.0)%
Total revenues	$248,855		$191,142		30.2%

Total revenues for the nine months ended June 30, 2026 were $248.9 million, an increase of $57.7 million, or 30.2%, from $191.1 million for the nine months ended June 30, 2025. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of revenue recognized in the applicable period pursuant to ASC 606.
License Revenue
License revenue for the nine months ended June 30, 2026 was $166.9 million, an increase of $58.6 million, or 54.1%, from $108.4 million for the nine months ended June 30, 2025. The increase in revenue was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million of one-time revenue, recognized in accordance with ASC 606. Other license revenue activity included a $4.6 million increase associated with variable contract revenue attributable to higher reported volume coupled with a $4.5 million increase in fixed license contracts as the timing of fixed license contracts between quarters differs year over year. There was $26.0 million of revenue from fixed license contracts entered into during the nine months ended June 30, 2026, as compared to $21.5 million of revenue from fixed license contracts entered into during the corresponding period in 2025. No fixed license revenue is expected in the fourth quarter of 2026. As a percentage of total revenues, license revenue increased 10.4 percentage points from 56.7% for the nine months ended June 30, 2025 to 67.1% for the nine months ended June 30, 2026.
Connected Services Revenue
Connected services revenue for the nine months ended June 30, 2026 was $45.3 million, an increase of $6.1 million, or 15.6%, from $39.2 million for the nine months ended June 30, 2025. This increase was primarily driven by continued expansion of our connected installed base and a higher attach rate. As a percentage of total revenues, connected services revenue decreased by 2.3 percentage points from 20.5% for the nine months ended June 30, 2025 to 18.2% for the nine months ended June 30, 2026.
Professional Services Revenue
Professional service revenue for the nine months ended June 30, 2026 was $36.6 million, a decrease of $7.0 million, or 16.0%, from $43.6 million for the nine months ended June 30, 2025. This decrease was primarily driven by the increased standardization of our software product offerings, which requires less professional services effort to implement and other efficiencies in our professional services processes. As a percentage of total revenues, professional services revenue decreased by 8.1 percentage points from 22.8% for the nine months ended June 30, 2025 to 14.7% for the nine months ended June 30, 2026.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
License	$1,362	$1,074	26.8%
Connected services	4,906	4,805	2.1%
Professional services	10,405	10,469	(0.6)%
Total cost of revenues	$16,673	$16,348	2.0%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
License	$40,238	$33,102	21.6%
Connected services	10,559	8,037	31.4%
Professional services	2,117	4,749	(55.4)%
Total gross profit	$52,914	$45,888	15.3%
Total cost of revenues for the three months ended June 30, 2026 were $16.7 million, an increase of $0.3 million, or 2.0%, from $16.3 million for the three months ended June 30, 2025.
We experienced an increase in total gross profit of $7.0 million, or 15.3%, from $45.9 million for the three months ended June 30, 2025 to $52.9 million for the three months ended June 30, 2026. The increase was primarily driven by license gross profit of $7.1 million.
Cost of License Revenue
Cost of license revenue for the three months ended June 30, 2026 was $1.4 million, an increase of $0.3 million, or 26.8%, from $1.1 million for the three months ended June 30, 2025. Cost of license revenues increased primarily due to comparatively higher costs associated with our Cerence Link product. As a percentage of total cost of revenues, cost of license revenue increased by 1.6 percentage points from 6.6% for the three months ended June 30, 2025 to 8.2% for the three months ended June 30, 2026.
License gross profit increased by $7.1 million, or 21.6%, for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025, primarily driven by the $7.4 million increase in license revenues recognized for the three months ended June 30, 2026.
Cost of Connected Services Revenue
Cost of connected services revenue for the three months ended June 30, 2026 was $4.9 million, an increase of $0.1 million, or 2.1%, from $4.8 million for the three months ended June 30, 2025. Cost of connected services revenue increased primarily due to higher public cloud costs of $0.3 million and higher labor allocation costs of $0.1 million, partially offset by lower connected professional services cost of goods sold of $0.2 million and lower allocation expenses of $0.1 million. Cost of connected services revenue was flat as a percentage of total cost of revenues at 29.4% for both the three months ended June 30, 2025 and 2026.
Connected services gross profit increased $2.5 million, or 31.4%, from $8.0 million for the three months ended June 30, 2025 to $10.6 million for the three months ended June 30, 2026, primarily due to our continued expansion of our connected installed base resulting in increased revenue, and similar overall costs associated with the delivery of connected services.

Cost of Professional Services Revenue
Cost of professional services revenue for the three months ended June 30, 2026 was $10.4 million, a decrease of $0.1 million, or 0.6%, from $10.5 million for the three months ended June 30, 2025. As a percentage of total cost of revenues, cost of professional services revenue decreased by 1.6 percentage points from 64.0% for the three months ended June 30, 2025 to 62.4% for the three months ended June 30, 2026.
Professional services gross profit decreased $2.6 million, or 55.4%, from $4.7 million for the three months ended June 30, 2025 to $2.1 million for the three months ended June 30, 2026, which was primarily due to a decrease in related revenues.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025
Total Cost of Revenues and Gross Profits
The following table shows total cost of revenues by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
License	$4,291	$5,288	(18.9%)
Connected services	14,860	16,095	(7.7)%
Professional services	30,144	30,618	(1.5)%
Total cost of revenues	$49,295	$52,001	(5.2)%
The following table shows total gross profit by product type and the corresponding percentage change (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
License	$162,644	$103,073	57.8%
Connected services	30,447	23,102	31.8%
Professional services	6,469	12,966	(50.1)%
Total gross profit	$199,560	$139,141	43.4%
Total cost of revenues for the nine months ended June 30, 2026 were $49.3 million, a decrease of $2.7 million, or 5.2%, from $52.0 million for the nine months ended June 30, 2025.
We experienced an increase in total gross profit of $60.4 million, or 43.4%, from $139.1 million for the nine months ended June 30, 2025 to $199.6 million for the nine months ended June 30, 2026. The increase was primarily driven by our IP license agreement with Samsung, resulting in $49.5 million revenue recognized in the applicable period pursuant to ASC 606.
Cost of License Revenue
Cost of license revenue for the nine months ended June 30, 2026 was $4.3 million, a decrease of $1.0 million, or 18.9%, from $5.3 million for the nine months ended June 30, 2025. Cost of license revenue decreased due to lower costs attributable to lower volume of our Cerence Link product revenue. As a percentage of total cost of revenues, cost of license revenue decreased by 1.5 percentage points from 10.2% for the nine months ended June 30, 2025 to 8.7% for the nine months ended June 30, 2026.
License gross profit increased by $59.6 million, or 57.8%, for the nine months ended June 30, 2026 when compared to the nine months ended June 30, 2025, primarily due to the increase in license revenues attributable to the IP license agreement with Samsung, as well as increased variable license revenue due to higher reported volumes.
Cost of Connected Services Revenue
Cost of connected services revenue for the nine months ended June 30, 2026 was $14.9 million, a decrease of $1.2 million, or 7.7%, from $16.1 million for the nine months ended June 30, 2025. Cost of connected services revenue decreased primarily due to lower connected professional services cost of goods sold of $0.8 million, lower labor allocation costs of $0.4 million, lower connected professional services cost of goods sold of $0.2 million and lower allocation expenses of $0.2 million, partially offset by higher public cloud costs of $0.3 million. As a percentage of total cost of revenues, cost of connected services revenue decreased by 0.8 percentage points from 31.0% for the nine months ended June 30, 2025 to 30.1% for the nine months ended June 30, 2026.
Connected services gross profit increased $7.3 million, or 31.8%, from $23.1 million for the nine months ended June 30, 2025 to $30.4 million for the nine months ended June 30, 2026, due to the combination of increased connected services revenues and decreased cost of connected services revenues.
Cost of Professional Services Revenue
Cost of professional services revenue for the nine months ended June 30, 2026 was $30.1 million, a decrease of $0.5 million, or 1.5%, from $30.6 million for the nine months ended June 30, 2025. Decreases were driven by lower temporary employee costs of $1.4 million, lower personnel related costs of $0.8 million, and higher tax credits offsetting expenses. Decreases were partially offset by higher labor allocation costs of $2.1 million. As a percentage of total cost of revenues, cost of professional services revenue increased by 2.3 percentage points from 58.9% for the nine months ended June 30, 2025 to 61.2% for the nine months ended June 30, 2026.
Professional services gross profit decreased $6.5 million, or 50.1%, from $13.0 million for the nine months ended June 30, 2025 to $6.5 million for the nine months ended June 30, 2026, which was primarily due to the reduction in professional services revenue.
Operating Expenses
The tables below show each component of operating expense. Total other expense, net and (benefit from) provision for income taxes are non-operating expenses and presented in a similar format (dollars in thousands).
R&D Expenses
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Research and development	$29,237	$27,152	7.7%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the three months ended June 30, 2026 were $29.2 million, an increase of $2.1 million, or 7.7%, from $27.2 million for the three months ended June 30, 2025. The increase was primarily attributable to $1.9 million of lower capitalization of internally developed software, a $0.8 million increase in amortization costs of previously capitalized internally developed software, offset partially by a net decrease of $0.5 million driven primarily by international R&D tax credits and internal cost allocations. As a percentage of total operating expenses, R&D expenses decreased by 0.7 percentage points from 58.0% for the three months ended June 30, 2025 to 57.3% for the three months ended June 30, 2026.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Research and development	$84,235	$71,353	18.1%
Historically, R&D expenses are our largest operating expense as we continue to build on our existing software platforms and develop new technologies. R&D expenses for the nine months ended June 30, 2026 were $84.2 million, an increase of $12.9 million, or 18.1%, from $71.4 million for the nine months ended June 30, 2025. The increase was primarily attributable to $4.6 million of higher compensation costs, $3.7 million of net unfavorable research and development tax credits, $3.4 million of lower capitalization of internally developed software, $1.9 million of higher amortization of previously capitalized software, $0.7 million of increased travel costs, partially offset by a total decrease of $1.3 million, driven primarily by lower internal allocations. As a percentage of total operating expenses, R&D expenses decreased by 1.8 percentage points from 51.1% for the nine months ended June 30, 2025 to 49.3% for the nine months ended June 30, 2026.
Sales & Marketing Expenses
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Sales and marketing	$5,829	$5,916	(1.5)%
Sales and marketing expenses for the three months ended June 30, 2026 were $5.8 million, a decrease of $0.1 million, or 1.5%, from $5.9 million for the three months ended June 30, 2025. This decrease was not driven by any material changes between the periods presented. As a percentage of total operating expenses, sales and marketing expenses decreased by 1.2 percentage points from 12.6% for the three months ended June 30, 2025 to 11.4% for the three months ended June 30, 2026.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Sales and marketing	$17,905	$15,612	14.7%
Sales and marketing expenses for the nine months ended June 30, 2026 were $17.9 million, an increase of $2.3 million, or 14.7%, from $15.6 million for the nine months ended June 30, 2025. The increase in sales and marketing expenses was primarily driven by increased employee compensation costs of $1.4 million and a $0.7 million increase in marketing costs associated primarily with trade shows. As a percentage of total operating expenses, sales and marketing expenses decreased by 0.7 percentage points from 11.2% for the nine months ended June 30, 2025 to 10.5% for the nine months ended June 30, 2026.
General & Administrative Expenses
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
General and administrative	$14,714	$12,340	19.2%
General and administrative expenses for the three months ended June 30, 2026 were $14.7 million, an increase of $2.4 million, or 19.2%, from $12.3 million for the three months ended June 30, 2025. The increase in general and administrative expenses was primarily driven by increased legal expenses as we continue our efforts to protect, enforce, and license our intellectual property portfolio. As a percentage of total operating expenses, general and administrative expenses increased by 2.5 percentage points from 26.3% for the three months ended June 30, 2025 to 28.8% for the three months ended June 30, 2026.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
General and administrative	$59,497	$36,293	63.9%
General and administrative expenses for the nine months ended June 30, 2026 were $59.5 million, an increase of $23.2 million, or 63.9%, from $36.3 million for the nine months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to a $23.9 million increase in professional services and related fees, primarily comprised of legal professional services related to the Samsung IP license agreement and other efforts to protect, enforce, and license our intellectual property portfolio. These increases were offset by a net decrease of $0.6 million in personnel and compensation related expenses across the periods compared. As a percentage of total operating expenses, general and administrative expenses increased by 8.8 percentage points from 26.0% for the nine months ended June 30, 2025 to 34.8% for the nine months ended June 30, 2026.
Amortization of Intangible Assets
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Operating expense	—	578	(100.0)%
Total amortization	$—	$578	(100.0)%
Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Customer relationships were fully amortized as of June 30, 2025.
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.2 percentage points from 1.2% for the three months ended June 30, 2025, as compared to zero percent for the three months ended June 30, 2026.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Operating expense	—	1,668	(100.0)%
Total amortization	$—	$1,668	(100.0)%
Amortization expense for customer relationships is included in operating expenses in the accompanying Condensed Consolidated Statements of Operations. Customer relationships were fully amortized as of June 30, 2025.
As a percentage of total operating expenses, intangible asset amortization expenses within operating expenses decreased by 1.2 percentage points from 1.2% for the nine months ended June 30, 2025 as compared to zero percent for the nine months ended June 30, 2026.
Other Components of Operating Expense
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Restructuring and other costs, net	$1,259	$850	48.1%
Fiscal Year 2026
For the three months ended June 30, 2026, we recorded restructuring and other costs, net of $1.3 million, which included a $0.8 million charge related to our transformation initiatives and other one-time charges, a $0.4 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.1 million charge related to the elimination of personnel.
Fiscal Year 2025
For the three months ended June 30, 2025, we recorded restructuring and other costs, net of $0.9 million, which included a $0.1 million charge related to the elimination of personnel and a $0.7 million charge relating to our transformation initiatives.
As a percentage of total operating expenses, restructuring and other costs, net increased by 0.7 percentage points from 1.8% for the three months ended June 30, 2025 to 2.5% for the three months ended June 30, 2026.

Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Restructuring and other costs, net	$9,180	$14,744	(37.7)%
Fiscal Year 2026
For the nine months ended June 30, 2026, we recorded restructuring and other costs, net of $9.2 million, which included a $7.7 million charge related to the elimination of personnel, a $0.6 million charge resulting from the closure of facilities that will no longer be utilized, and a $0.8 million charge relating to our transformation initiatives and other one-time charges.
Fiscal Year 2025
For the nine months ended June 30, 2025, we recorded restructuring and other costs, net of $14.7 million, which included a $12.1 million charge related to the elimination of personnel, of which $3.0 million related to the stock-based compensation expense related to the termination of former senior management employees, and a $2.6 million charge relating to our transformation initiatives.
As a percentage of total operating expenses, restructuring and other costs, net decreased by 5.2 percentage points from 10.6% for the nine months ended June 30, 2025 to 5.4% for the nine months ended June 30, 2026.
Total Other (Expense) Income, Net
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Interest income	$710	$895	(20.7)%
Interest expense	(1,450)	(2,409)	(39.8)%
Other income, net	413	1,673	(75.3)%
Total other (expense) income, net	$(327)	$159	(305.7)%
Total other (expense) income, net for the three months ended June 30, 2026 was expense of $0.3 million, a change of $0.5 million from $0.2 million of income for the three months ended June 30, 2025. The slight decrease in interest income was primarily attributable to lower average interest generating deposit and marketable securities balances and a lower interest rate environment when compared to the three months ended June 30, 2025. The decrease in interest expense was primarily attributable to a lower overall principal balance outstanding coupled with a lower applicable interest rate on our Notes. The decrease in other income, net was primarily driven by comparatively unfavorable foreign exchange movements. For further information, see “Liquidity and Capital Resources” below.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Interest income	$2,230	$3,250	(31.4)%
Interest expense	(4,592)	(8,518)	(46.1)%
Other income, net	2,250	2,444	(7.9)%
Total other income (expense), net	$(112)	$(2,824)	(96.0%)
Total other income (expense), net for the nine months ended June 30, 2026 was expense of $0.1 million, a change of $2.7 million from $2.8 million of expense for the nine months ended June 30, 2025. The decrease in interest income was primarily attributable to lower average interest generating deposit and marketable securities balances and a lower interest rate environment when compared to the nine months ended June 30, 2025. The decrease in interest expense was primarily attributable to a lower overall principal balance outstanding coupled with a lower applicable interest rate on our Notes. The decrease in other income, net of $0.2 million was driven primarily by comparatively unfavorable foreign exchange movements during the nine months ended June 30, 2026. For further information, see “Liquidity and Capital Resources” below.
Provision for Income Taxes
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Provision for income taxes	$15	$1,932	(99.2)%
Effective income tax rate %	1.0%	(244.9)%
Our effective income tax rate for the three months ended June 30, 2026 was positive 1.0% compared to negative 244.9% for the three months ended June 30, 2025. Our provision for income taxes for the three months ended June 30, 2026 was $15.0 thousand, a net change of $1.9 million from a provision for income taxes of $1.9 million for the three months ended June 30, 2025. This difference was attributable to the tax impacts of valuation allowances, foreign income inclusions, stock-based compensation, and our composition of jurisdictional earnings.
Nine Months Ended June 30, 2026 Compared with Nine Months Ended June 30, 2025

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Provision for income taxes	$30,664	$2,000	1433.2%
Effective income tax rate %	107.1%	(59.6)%
Our effective income tax rate for the nine months ended June 30, 2026 was positive 107.1% compared to negative 59.6% for the nine months ended June 30, 2025. Our provision for income taxes for the nine months ended June 30, 2026 was $30.7 million, a net change of $28.7 million from a provision for income taxes of $2.0 million for the nine months ended June 30, 2025. This difference was attributable to the tax impacts of valuation allowances, foreign income inclusions, stock-based compensation, and our composition of jurisdictional earnings.
Liquidity and Capital Resources
Financial Condition
As of June 30, 2026, we had $127.6 million in cash and cash equivalents. Cash equivalents include highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. Marketable securities have historically included corporate bonds and government securities. As of March 31, 2026, all marketable securities were fully matured, and the Company did not hold any marketable securities as of June 30, 2026.
Sources and Material Cash Requirements
Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flows we generate from our operations. The primary uses of cash include costs of revenues, funding of R&D activities, capital expenditures and debt obligations.
Our ability to fund future operating needs will depend on our ability to generate positive cash flows from operations and access additional funding in the capital and debt markets as needed. Based on our expectations to generate positive cash flows and the $127.6 million of cash and cash equivalents as of June 30, 2026, we believe that we will be able to meet our liquidity needs over the next 12 months.

The following table presents our material cash requirements for future periods (dollars in thousands):

	Material Cash Requirements Due by Period
	2026	2027-2028	2029-2030	Thereafter	Total
2028 Notes	$—	$105,000	$—	$—	$105,000
Cash interest payable on the 2028 Notes (a)	-	3,150	—	—	3,150
2025 Modified Notes	—	75,000	—	—	75,000
Cash interest payable on the 2025 Modified Notes (a)	-	2,250	—	—	2,250
Operating leases	1,504	9,818	4,107	110	15,539
Financing leases	—	—	—	—	—
Total material cash requirements	$1,504	$195,218	$4,107	$110	$200,939
(a)Interest per annum is due and payable semiannually and is determined based on the outstanding principal as of June 30, 2026.
Should we need to secure additional sources of liquidity, we believe that we could finance our needs through the issuance of equity securities or debt offerings. However, we cannot guarantee that we will be able to obtain financing through the issuance of equity securities or debt offerings or that, if such financing is obtained, that it will be on acceptable terms. Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. For instance, inflation and higher interest rates, changes in the political, legal and regulatory environment, including trade policies and tariffs, and disruptions have negatively impacted the global economy and created significant volatility and disruption of financial markets. An extended period of economic disruption or market volatility, could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
During the nine months ended June 30, 2026, we repurchased $30.0 million aggregate principal amount of our 2028 Notes for $28.0 million in cash, including accrued interest and fees, via privately negotiated transactions with certain holders. The repurchased notes were subsequently cancelled and retired, resulting in a gain on extinguishment of debt of $1.1 million.
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
As a result, $87.5 million of the 2028 Notes are considered a modification of the 2025 Notes and are included in the balances of the 2025 Notes (the “2025 Modified Notes” and together with the 2028 Notes, the “Notes”). We recorded $14.3 million of fees paid directly to the lenders as deferred debt issuance costs, and $3.8 million of fees paid to third-parties were expensed in the period. As of June 30, 2026, the carrying amount of the 2025 Modified Notes was $69.3 million, net of unamortized costs of $5.7 million.
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
We accounted for $122.5 million of the 2028 Notes, that were not negotiated with the investors of the 2025 Notes, as a single liability. We incurred transaction costs of $2.4 million relating to the issuance of the 2028 Notes, which were recorded as a direct deduction from the face amount of the 2028 Notes and are being amortized as interest expense over the term of the 2028 Notes using the interest method. As of June 30, 2026, the carrying amount of the 2028 Notes was $104.2 million and had unamortized issuance costs of $0.8 million. As of June 30, 2026, the 2028 Notes were not convertible. As of June 30, 2026 and September 30, 2025, the if-converted value of the 2028 Notes was $75.8 million and $85.0 million, respectively, less than its principal amount.
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
The interest expense recognized related to the Notes for the three and nine months ended June 30, 2026 and 2025 was as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$675	$1,097	$2,134	$3,743
Amortization of debt discount	139	231	434	759
Amortization of issuance costs	633	1,068	1,983	3,573
Total interest expense related to the Notes	$1,447	$2,396	$4,551	$8,075
Senior Credit Facilities
On June 12, 2020 (the “Financing Closing Date”), we entered into a Credit Agreement, by and among Cerence as the Borrower, the lenders and issuing banks party thereto and Wells Fargo Bank, N.A., as administrative agent

(the “Credit Agreement”), consisting of a four-year senior secured term loan facility in the aggregate principal amount of $125.0 million (the “Term Loan Facility”). The net proceeds from the issuance of the Term Loan Facility were $123.0 million. We also entered into a senior secured first-lien revolving credit facility in an aggregate principal amount of $50.0 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Senior Credit Facilities”), which could have been drawn on in the event that our working capital and other cash needs were not supported by our operating cash flow.
In connection with the issuance of the 2028 Notes, in the third quarter of fiscal year 2023, we borrowed $24.7 million under our Revolving Facility and paid $106.3 million towards our Term Loan Facility. As a result, we recorded $104.9 million extinguishment of debt and $1.3 million loss on the extinguishment of debt. All principal and interest on the Term Loan Facility have been paid in full. As of June 30, 2026 and September 30, 2025, there were no amounts outstanding under the Revolver Facility.
On December 31, 2024, we terminated the Credit Agreement. On the date of termination, there were no revolving loans outstanding under the Credit Agreement. As a result of the Credit Agreement termination, we will not have access to the Revolving Facility and we will not be subject to the applicable Credit Agreement covenants.
There was no interest expense relating to the Senior Credit Facilities during the three months ended June 30, 2026 and 2025 was none and $0.1 million was none and $0.4 million for the nine months ended June 30, 2026 and 2025, respectively. Amounts reflect the coupon and accretion of the discount.
Cash Flows
Cash flows from operating, investing and financing activities for the nine months ended June 30, 2026 and 2025, as reflected in the unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q, are summarized in the following table (dollars in thousands):

	Nine Months Ended June 30,		% Change
	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$71,961	$48,421	48.6%
Net cash used in investing activities	(519)	(9,005)	(94.2%)
Net cash used in financing activities	(27,106)	(87,416)	(69.0%)
Effects of exchange rate changes on cash and cash equivalents	(746)	187	(498.9%)
Net changes in cash and cash equivalents	$43,590	$(47,813)	(191.2)%
Net Cash Provided by Operating Activities
Net cash provided by operating activities for the nine months ended June 30, 2026 was $72.0 million, a net change of $23.5 million, or 48.6%, from net cash provided by operating activities of $48.4 million for the nine months ended June 30, 2025. The change in cash flows was primarily due to:
•An increase of $23.8 million from income before non-cash charges primarily driven by the net impact of the lump sum payment, net of taxes, received from Samsung and related legal expenses;
•An increase of $6.4 million due to favorable changes in working capital primarily related to accrued expenses and other liabilities, accounts receivable, prepaid expenses and other assets; and
•A decrease of $6.7 million from changes in deferred revenue.
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
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended June 30, 2026 was $0.5 million, a net change of $8.5 million, or 94.2%, from $9.0 million of cash used in investing activities for the nine months ended June 30, 2025. The change in cash flows was primarily related to lower capital expenditures of $8.3 million.

Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2026 was $27.1 million, a net change of $60.3 million, or 69.0% from cash used in financing activities of $87.4 million for the nine months ended June 30, 2025. The change in cash flows was primarily due to:
•A decrease of $87.1 million in cash used for principal payments for short-term debt;
•An increase of $27.6 million in cash used for principal payments for long-term debt;
•An increase of $5.9 million in cash provided by proceeds from the issuance of our common stock; and
•An increase of $5.4 million in cash used for payments of tax related withholdings due to the net settlement of equity awards.
Share Repurchase Program
On August 5, 2026, our Board of Directors authorized a program to repurchase up to $30 million of our outstanding common stock. The program has a term of 12 months, expiring in August 2027 unless extended, renewed, or earlier terminated, and it may be suspended, modified, or discontinued at any time without prior notice. Repurchases may be made from time to time in the open market in compliance with Rule 10b‑18 under the Securities Exchange Act of 1934, pursuant to Rule 10b5-1 trading plans, in privately negotiated transactions, through accelerated share repurchase arrangements, or by other means. The Company may repurchase shares under this program depending on a variety of factors, including, among other things, capital availability, our financial condition, earnings, the impact of dilution from employee stock awards, market conditions, stock price, applicable legal and regulatory requirements, and other factors. Because the program is discretionary, the program does not obligate us to acquire any particular number of shares or any specific dollar amount, and there is no assurance as to the timing or amount of any repurchases.
We intend to fund repurchases under the program primarily with existing cash and cash equivalents and, secondarily, free cash flow generated by operations. As of June 30, 2026, we had cash and cash equivalents of $127.6 million.
We expect that any repurchases under the program will reduce cash otherwise available for other purposes. We intend to balance potential repurchases of common stock against our other capital allocation priorities. Repurchases under the program will also be subject to the 1% excise tax on net stock repurchases enacted under the Inflation Reduction Act of 2022, which will represent an additional cash cost of the program.
As of June 30, 2026, and through the date of this filing, no shares had been repurchased under the program. Accordingly, the program did not affect our liquidity, capital resources, or shares outstanding during the three and nine months ended June 30, 2026.
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
We use foreign currency forward contracts to hedge the foreign currency exchange risk associated with forecasted foreign denominated payments related to our ongoing business. The aggregate notional amount of our outstanding foreign currency forward contracts was $2.0 million at June 30, 2026. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. A 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have resulted in unrealized losses of $0.2 million at June 30, 2026. Such losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Sensitivity
We are exposed to interest rate risk as a result of our cash and cash equivalents. As of June 30, 2026, we held approximately $127.6 million of cash and cash equivalents consisting of cash and highly liquid investments, including money-market funds and time deposits. Assuming a 1% increase in interest rates, our interest income on our highly liquid investments would increase by $0.6 million per annum, based on June 30, 2026 reported balances.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A.P., a minor, by and through her guardian, Carlos Pena and Carlos Pena Action
On March 24, 2023, plaintiffs A.P., a minor, by and through her guardian, Carlos Pena, and Carlos Pena, each individually and on behalf of similarly situated individuals filed a purported class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division (Case. No. 2023CH02866 (Cir. Ct. Cook Cnty. 2023)). The case was removed to Federal Court (Case No. 1:23CV2667 (N.D. Ill.)), and then severed and remanded back in part, so there are two pending cases. Plaintiffs subsequently amended the federal complaint twice, with the latest second amended complaint, filed on July 13, 2023, adding plaintiffs Randolph Freshour and Vincenzo Allan, each also filing individually and on behalf of similarly situated individuals. Plaintiffs allege that Cerence violated the Illinois Biometric Information Privacy Act (“BIPA”), 740 ILCS 14/1 et seq. through Cerence’s Drive Platform technology, which is integrated in various automobiles. The named plaintiffs allegedly drove or rode in a vehicle with Cerence’s Drive Platform technology. Across both cases, plaintiffs allege that Cerence violated: (1) BIPA Section 15(a) by possessing biometrics without any public written policy for their retention or destruction; (2) BIPA Section 15(b) by collecting, capturing, or obtaining biometrics without written notice or consent; (3) BIPA Section 15(c) by profiting from biometrics obtained from Plaintiffs and putative class members; and (4) BIPA Section 15(d) by disclosing biometrics to third party companies without consent. Cerence filed motions to dismiss both cases. On February 27, 2024, the Circuit Court issued an order denying Cerence's motion to dismiss. On April 16, 2024, Cerence filed its answer and affirmative defenses, a motion to certify the Court’s order on Cerence’s motion to dismiss, and a motion to stay. Thereafter, in exchange for Cerence withdrawing its motions to certify and stay, plaintiffs filed amended complaints in both the Circuit Court and Federal Court, which 1) dismissed some plaintiffs and 2) amended the class definition to include Illinois individuals who owned, leased, and/or created user profiles for vehicles with Cerence’s “voice recognition technology” (rather than anyone in Illinois whose “voiceprint” was collected or stored by Cerence). Cerence filed its answers in both and the parties concluded fact discovery. On June 1, 2026, the Federal Court granted plaintiffs' motion to stay that action pending the Circuit Court proceedings. On July 17, 2026, the Circuit Court denied plaintiffs' motion for class certification. Additional pending motions include: (i) Cerence’s summary judgment motion as to plaintiff Vincenzo Allan; (ii) Cerence’s motion to exclude plaintiffs’ class certification expert (denied by the Circuit Court; federal ruling pending); (iii) plaintiffs' motion for class certification (denied by the Circuit Court; federal ruling pending); and (iv) plaintiffs' motion to strike Cerence's witness declaration (denied by the federal court Magistrate Judge, plaintiffs' objections to that denial and Circuit Court ruling pending). Plaintiffs are seeking statutory damages of $5,000 for each willful and/or reckless violation of BIPA and, alternatively, damages of $1,000 for each negligent violation of BIPA. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.
IP Enforcement Actions
From time to time, we may need to file actions to enforce our intellectual property rights. As of the date of this report, we have filed the following pending actions: (1) a complaint with the United States International Trade Commission (ITC) against Amazon.com, Inc. and Amazon.com Services, LLC (collectively, "Amazon") to block the importation of products infringing the Company's patents; (2) two complaints against Amazon and Amazon Web Services, Inc. in the United States District Court for the Eastern District of Texas seeking damages for such infringement and for infringement of additional patents; (3) a complaint against Apple Inc. in the United States District Court for the Western District of Texas for patent infringement and seeking damages for such infringement, which is presently stayed; (4) a complaint with the United States ITC against Sony Group Corporation ("Sony") and TCL Technology Group Corporation ("TCL") to block the importation of products infringing the Company's patents; (5) complaints against both Sony and TCL in the United States District Court for the Eastern District of Texas seeking damages for such infringement; and (6) a complaint against Microsoft Corp. and Nuance Communications, Inc. in the United States District Court for the District of Delaware seeking damages for copyright infringement and breach of contract, which is presently stayed. The potential outcomes of litigation are unpredictable and, as a result, there can be no assurance that we will prevail in any such litigation or, if we prevail, what remedies might be awarded or whether any revenue may be recognized.
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
There can be no assurance that our share repurchase program will be consummated or that we will mitigate dilution posed by share issuances through the repurchase of our common stock.
Our Board of Directors has authorized share repurchase authority of up to $30 million under our share repurchase program. The amount and timing of stock repurchases under this program are subject to capital availability and consideration of many factors, such as our financial condition, earnings, the impact of dilution from employee stock awards, market conditions, stock price, applicable legal and regulatory requirements and other factors that we deem relevant. There can be no assurance that we will repurchase shares of our common stock under our repurchase program at favorable prices or at all, nor can we provide assurance that the share repurchase program will mitigate dilution posed by share issuance pursuant to employee equity compensation awards. Further, our share repurchases could affect the trading price of our common stock, increase its volatility, or reduce our cash reserves, and it may be suspended, modified, or terminated at any time.
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
During the three-month period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
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

Cerence Inc.

Date: August 6, 2026	By:	/s/ Brian Krzanich
Brian Krzanich
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Tony Rodriquez
Tony Rodriquez
Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)